Form 10-Q
period 1997-06-30
MELITA INTERNATIONAL CORP
filed 1997-08-14
CIK 1034956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q



(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 1997


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934


For the transition period from                  to                  .
                               ---------------     -----------------

Commission file number     0-22317
                           -------


                        MELITA INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


              GEORGIA                                        58-1378534
(State or other Jurisdiction of Incorporation    (I.R.S. Employer Identification
          or Organization)                                     Number)



                         5051 PEACHTREE CORNERS CIRCLE
                         NORCROSS, GEORGIA  30092-2500
                                 (770) 239-4330


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No   X
                                               ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of August 11, 1997: 15,168,395 shares.

                         PART 1 - FINANCIAL INFORMATION


                                                                                  Page
                                                                                  ----

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 1997 (Unaudited)                         3
         and December 31, 1996.

Unaudited Consolidated Statements of Income for the three months ended June 30,     4
         1997 and 1996 and for the six months ended June 30, 1997 and 1996.

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30,   5
         1997 and 1996

Notes to Consolidated Financial Statements (Unaudited)                              6


Item 2. Management's Discussion and Analysis of Financial Condition and             8
         Results of Operations.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         10

Item 2.  Changes in Securities                                                     10

Item 3.  Defaults Upon Senior Securities                                           10

Item 4.  Submission of Matters to a Vote of Security Holders                       10

Item 5.  Other Information                                                         10

Item 6.  Exhibits and Reports on Form 8-K                                          10

Signatures                                                                         11


                        MELITA INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         June 30,              December 31,
                                                                                          1997                    1996
                                                                                       -----------             ------------
Current assets:                                                                         (Unaudited)
   Cash and cash equivalents                                                           $    29,984             $     9,849
   Accounts receivable, net of allowance for doubtful                                       12,315                  11,860
   accounts of $318 at June 30, 1997 and $487 at December 31, 1996
   Inventories                                                                               1,355                   2,442
   Deferred taxes                                                                            1,473                      --
   Prepaid expenses and other                                                                  398                     170
                                                                                       -----------             -----------
      Total current assets                                                                  45,525                  24,321
Property and equipment, net of accumulated depreciation                                      3,458                   2,724
Other assets                                                                                    35                      24
                                                                                       -----------             -----------
                                                                                       $    49,018             $    27,069
                                                                                       ===========             ===========
Current liabilities:
   Accounts payable                                                                    $     2,826             $     2,429
   Accrued liabilities                                                                       6,193                   4,210
   Deferred revenue                                                                          3,803                   3,065
   Customer deposits                                                                         2,110                   3,849
   Current maturities of notes payable to shareholder                                           --                   2,625
   Current maturities of capital lease obligations                                              --                      19
                                                                                       -----------             -----------
      Total current liabilities                                                             14,932                  16,197

Commitments and contingencies

Shareholders' equity
   Preferred Stock:
        Melita International Corporation, no par value; 20,000 shares authorized,
        no shares issued and outstanding at December 31, 1996 and June 30, 1997                 --                      --
   Common Stock:
        Melita International Corporation, no par value; 100,000 shares authorized, 8,000 shares issued and outstanding December 31, 1996 and
          15,168 shares issued and outstanding June 30, 1997                                    69                       2
        Melita Europe Limited, L1 par value; 50 shares authorized, 31 shares issued and outstanding December 31, 1996 and no shares issued and
          outstanding at June 30, 1997                                                          --                      46
        Inventions, Inc., $5 par value; .1 shares authorized, .1 shares issued and outstanding December 31, 1996 and no shares issued and outstanding
          at June 30, 1997                                                                      --                       1
   Additional paid-in capital                                                               36,102                      20
   Cumulative foreign currency translation adjustment                                            8                      35
   Retained earnings (deficit)                                                              (2,093)                 10,768
                                                                                       -----------             -----------
      Total shareholders' equity (deficit)                                                  34,086                  10,872
                                                                                       -----------             -----------
                                                                                       $    49,018             $    27,069
                                                                                       ===========             ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                        MELITA INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      For the three months ended           For the six months ended
                                                               June 30,                            June 30,
                                                          1997             1996               1997             1996
                                                     --------------    -------------      ------------     ------------
Net revenues:
    Product                                          $      10,714     $       8,108      $    20,979      $     15,799
    Service                                                  4,816             3,778            9,220             7,108
                                                     -------------     -------------      -----------      ------------
       Total revenues                                       15,530            11,886           30,199            22,907

Cost of revenues:
    Product                                                  3,565             2,990            7,401             5,439
    Service                                                  2,433             1,733            4,364             3,172
                                                     -------------     -------------      -----------      ------------
       Total cost of revenues                                5,998             4,723           11,765             8,611
Gross margin                                                 9,532             7,163           18,434            14,296
Operating expenses:
    Research and development                                 1,644             1,151            3,025             2,096
    Selling, general and administrative                      5,231             3,992           10,365             8,129
                                                     -------------     -------------      -----------      ------------
       Total operating expenses                              6,875             5,143           13,390            10,225
                                                     -------------     -------------      -----------      ------------
Income from operations                                       2,657             2,020            5,044             4,071
Other income (expense), net                                     (9)               54              (60)               43
                                                     -------------     -------------      -----------      ------------
Income before income taxes                                   2,648             2,074            4,984             4,114
Income tax provision (benefit):
    Tax provision as 'C' Corporation                           393                --              409                --
    Deferred tax adjustment                                 (1,473)               --           (1,473)               --
                                                     -------------     -------------      -----------      ------------
Net income after income tax                          $       3,728     $       2,074      $     6,048      $      4,114
                                                     =============     =============      ===========      ============
Income before income taxes                                   2,648             2,074            4,984             4,114
Pro forma income tax provision  (Note 6)                       983               775            1,894             1,537
                                                     -------------     -------------      -----------      ------------
Pro forma net income                                 $       1,665     $       1,299      $     3,090      $      2,577
                                                     =============     =============      ===========      ============
Primary earnings per share                           $        0.29     $        0.17      $      0.47      $       0.33
                                                     =============     =============      ===========      ============
Weighted average common and common
    equivalent shares                                       12,868            12,360           12,758            12,360

Pro forma earnings per share                         $        0.13     $        0.11      $      0.24      $       0.21
                                                     =============     =============      ===========      ============

The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 Six months ended
                                                                                    June 30,
                                                                           1997                    1996
                                                                       ----------               ----------
Cash flows from operating activities:
  Net income                                                           $    6,048               $    4,114
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                             655                      504
    Deferred taxes                                                         (1,473)                      --
    Changes in assets and liabilities:
       Accounts receivable                                                   (455)                  (1,955)
       Inventories                                                          1,087                     (494)
       Prepaid expenses and other assets                                     (228)                      47
       Accounts payable                                                       397                     (264)
       Accrued liabilities                                                  1,982                       67
       Deferred revenue                                                       740                    1,329
       Customer deposits                                                   (1,739)                    (237)
       Other, net                                                             (38)                      (1)
                                                                       ----------               ----------
         Total adjustments                                                    928                   (1,004)
                                                                       ----------               ----------
         Net cash provided by operating activities                          6,976                    3,110
Cash flows from investing activities:
  Purchases of property and equipment                                      (1,389)                    (741)
                                                                       ----------               ----------
         Net cash used in investing activities                             (1,389)                    (741)
Cash flows from financing activities:
  Repayment of capital lease obligations                                      (19)                     (28)
  Net proceeds from issuance of common stock                               36,102                       --
  Repayment of note payable to shareholder                                (15,525)                      --
  Distributions to shareholders                                            (6,010)                  (3,181)
                                                                       ----------               ----------
         Net cash provided by financing activities                         14,548                   (3,209)
Net change in cash and cash equivalents                                    20,135                     (840)
Cash and cash equivalents, beginning of period                              9,849                    5,959
                                                                       ----------               ----------
Cash and cash equivalents, end of period                               $   29,984               $    5,119
                                                                       ==========               ==========
Supplemental disclosure of cash flow information:
Cash paid for interest during the period                               $      360               $      139
                                                                       ==========               ==========
Income taxes paid                                                      $       32               $       --
                                                                       ==========               ==========


                        MELITA INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1.  Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations and changes in cash flows for the six months ended June 30, 1997 and 1996. The interim results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements for the year ended December 31, 1996, as filed in its Prospectus dated June 4, 1997.

2.  Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

3.  Completion of Initial Public Offering and Combination

On June 4, 1997, the Company completed its initial public offering ("IPO") of common stock. The Company sold 4,025 shares of common stock, including the underwriters' over-allotment of 525 shares, for $40,250 less issuance costs of $4,148. Concurrently with the IPO, the Company issued 3,143 shares in connection with the combination of Melita International, Melita Europe Limited and Inventions, Inc.

4.  Inventories

Inventories consist of the following at:


                                    June 30, 1997       December 31, 1996
                                    -------------       -----------------
              Raw Materials                631              1,059
              Work in process              242                337
              Finished goods               482              1,046
                                         -----             ------
              Total inventories          1,355              2,442



5.  Earnings Per Share

Earnings per share are computed using the weighted-average number of common stock and dilutive common stock equivalents ("CSE") shares from stock options and warrants (using the treasury stock method) outstanding during each period. Also included are (1) common stock and CSE's issued at a price below the initial public offering price during the 12 month period prior to June 4, 1997, and (2) CSE's in an amount necessary to pay the shareholder distributions.

6.  Income Taxes

In connection with the IPO the Company converted from an S corporation to a C corporation and, accordingly, is subject to federal and state income taxes. Upon the conversion, the Company recognized a one-time benefit by recording the asset related to the future reduction of income tax payments due to timing differences between the recognition of income for financial statements and income tax regulations. Pro forma income tax provisions reflect the Company's anticipated effective tax rate of 38.0% for 1997 and 37.2% in 1996.

7.  Accounting Pronouncements

During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This standard is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. The Company will adopt this statement for its year ended December 31, 1997.

Pro forma calculations of basic and diluted earnings per share, in conformance with SFA's No. 128, are as follows:


                               For the three months        For the six months
                                     ended                       ended
                                    June 30,                    June 30,
                                1997       1996             1997        1996
                             --------   ---------         --------    --------
Basic EPS                       .31         .17              .49         .34
Basic pro forma EPS             .14         .11              .25         .21
Diluted EPS                     .29         .17              .47         .33
Diluted pro forma EPS           .13         .11              .24         .21


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues of $15.5 million in the second quarter of 1997 increased 30.7% from $11.9 million in the second quarter of 1996. Total revenues increased to $30.2 million in the first six months of 1997 as compared to $22.9 million in the corresponding period of 1996, representing growth of 31.8%.

Product revenues increased 32.1% to $10.7 million and 32.8% to $21.0 million for the quarter and six month periods ended June 30, 1997 as compared to the same periods in 1996, respectively. Service revenues increased 27.5% to $4.8 million in the second quarter and 29.7% to $9.2 million for the six months ended June 30, 1997. The growth in product revenues was due to continued increasing demand for the Company's products, increased marketing and sales efforts and the introduction of a new product feature, Magellan CS, which increased sales of the Company's systems. Service revenues increased during the quarter and six month period due to the continued expansion of the Company's installed customer base and the increased volume of installations during the period.

Cost of product revenue, as a percentage of product revenue, was 33.3% and 35.3% in the second quarter and first six months of fiscal 1997, respectively, compared to 36.9% and 34.4% for the comparable 1996 periods. Product cost as a percentage of product revenue decreased during the second quarter principally due to the continuing efforts to cost reduce the product, and due to changes in the product mix. The slight increase in product costs for the first six months is due primarily to lower per unit sales prices.

Research and development cost was $1.6 million in the second quarter of fiscal 1997, a $493,000 increase over the second quarter of 1996. For the first six months of 1997, research and development cost increased to $3.0 million, an increase of $929,000 over the comparable 1996 period. Research and development cost increased as a percentage of revenue to 10.6% from 9.7% and to 10.0% from 9.2% for the three month and six month comparable periods ended June 30, 1997 and 1996, respectively. The overall cost increase during the three and six month periods ended June 30, 1997 resulted primarily from the addition of developers to support the Company's new product development efforts and the subcontracting of certain feature development efforts during 1997.

Selling, general and administrative expenses were $5.2 million for the second quarter of 1997 as compared to $4.0 million in the comparable 1996 period. Selling, general and administrative expense for the first six months of fiscal 1997 increased to $10.4 million, an increase of $2.2 million (27.5%) over the comparable 1996 period. This increase was the result of an increase in sales commissions corresponding to the increase in revenues and the additional staff required to support the larger sales levels in 1997. Selling, general and administrative expense increased slightly as a percentage of revenue to 33.7% from 33.6% for the second quarter of fiscal 1997, and decreased as a percentage of revenue to 34.3% from 35.5% for the first six months of fiscal 1997.

Income from operations was $2.7 million in the second quarter of 1997, representing a 31.5% increase over income from operations of $2.0 million in the first quarter of 1996. Income from operations was $5.0 million in the first six months of 1997, representing a 23.9% increase over income from operations of $4.1 million in the corresponding period in 1996. These increases were the result of the foregoing factors.

Other income (expense), net was a net expense of $9,000 in the second quarter of 1997 compared to net income of $54,000 in the second quarter of 1996. Other income (expense), net was a net expense of $60,000 for the first six months of 1997 compared to net income of $43,000 in the first six months of 1996. Interest expense, which is included in other income (expense), net increased from 1996 levels in both periods during 1997 due to increased debt.

Income tax provisions have been recorded for the period subsequent to the IPO. The Company, prior to the IPO was not subject to federal or state income taxes. As a result of its election to be treated as an S Corporation for income tax purposes prior to the IPO, pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to income before income taxes, adjusted for permanent tax differences. The Company's S Corporation status was terminated in conjunction with the completion of its initial public offering in June 1997. Upon the termination of its S Corporation election, the Company recorded certain deferred tax assets in the amount of $1.5 million.

Pro forma net income increased to $1.7 million in the second quarter of 1997 from $1.3 million in the second quarter of 1996. Pro forma net income rose to $3.1 million in the first six months of 1997 compared to $2.6 million in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

In June 1997, the Company completed its initial public offering, in which the Company received net proceeds of approximately $36.1 million after deducting underwriting discounts and offering expenses. The Company applied a portion of the net proceeds to (1) repay outstanding shareholder notes of $15.2 million,
(2) payment of $245,000 in accrued interest on the shareholder notes, and (3) pay undistributed S Corporation earnings of $ 2.4 million. Prior to the IPO date, the company made payments of $375,000 to repay shareholder notes, and $3.6 million in distributions to shareholders. The balance of the net proceeds of the offering (approximately $18.3 million) will be utilized for general corporate purposes. Such purposes may also include possible acquisitions of, or investments in, businesses and technologies that are complementary to those of the Company.

As of June 30, 1997, the Company had $30.0 million in cash and cash equivalents, compared to $9.8 million as of December 31, 1996. The Company's working capital increased to $30.6 million from $8.1 million over the same period. Operating activities provided $7.0 million during the first six months of fiscal 1997. Cash used in investing activities totaled $1.4 million during the first six months of fiscal 1997. Such investing activities consisted of purchases of property and equipment. Cash provided by financing activities totaled $14.5 million during the first six months of fiscal 1997, due to the issuance of common stock in the initial public offering offset by repayment of the Company's outstanding indebtedness noted above. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

FORWARD LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 to this report. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward looking statements.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
          None

Item 2.  Changes in Securities.
          None

Item 3  Defaults Upon Senior Securities
          None.

Item 4.  Submission of Matters to a Vote of Security Holders.
          None

Item 5.  Other Information.
          None

 Item 6.  Exhibits and Reports on Form 8-K.
   (a)           Exhibit 11      Statement re Computation of per share earnings.
                 Exhibit 27      Financial Data Schedule (for SEC use only).
                 Exhibit 99.1    Certain risk factors related to the Company.


   (b) Reports on Form 8-K. No Report on Form 8-K was filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             MELITA INTERNATIONAL CORPORATION



Date:  August 14, 1997                       By: /s/ J. Neil Smith
                                                -------------------------
                                                     J. Neil Smith
                                             President and Chief Operating
                                                       Officer


Date:  August 14, 1997                       By: /s/ Mark B. Adams
                                                -------------------------
                                                     Mark B. Adams
                                                 Chief Financial Officer