Form 10-Q
period 1997-09-30
MELITA INTERNATIONAL CORP
filed 1997-11-13
CIK 1034956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________.


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
                                 (770) 239-4330

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes        No   X
                                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of November 10, 1997: 15,168,395 shares.

                                            PART 1 - FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
                   Item 1. Financial Statements

                   Consolidated  Balance Sheets as of September 30, 1997 (Unaudited)                    3
                            and December 31, 1996.

                   Unaudited Consolidated Statements of Operations for the three months ended           4
                   September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and
                   1996.

                   Unaudited Consolidated Statements of Cash Flows for the nine months ended            5
                   September 30, 1997 and 1996

                   Notes to Consolidated Financial Statements (Unaudited)                               6


                   Item 2. Management's Discussion and Analysis of Financial Condition and              7
                            Results of Operations.


                                            PART II - OTHER INFORMATION

                   Item 1.  Legal Proceedings                                                           9

                   Item 2.  Changes in Securities                                                       9

                   Item 3.  Defaults Upon Senior Securities                                             9

                   Item 4.  Submission of Matters to a Vote of Security Holders                         9

                   Item 5.  Other Information                                                           9

                   Item 6.  Exhibits and Reports on Form 8-K                                            9

                   Signatures                                                                          10

                        MELITA INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                September 30,   December 31,
                                                                                                    1997            1996
                                                                                                ------------    ------------
                                                                                                (Unaudited)
                                                       ASSETS
Current assets:
   Cash and cash equivalents                                                                       $  5,807       $ 9,849
   Marketable securities                                                                             23,735            --
   Accounts receivable, net of allowance for doubtful                                                13,205        11,860
   accounts of $6,651 at September 30, 1997 and $487 at December 31, 1996
   Inventories                                                                                        1,556         2,442
   Deferred taxes                                                                                     1,473            --
   Prepaid expenses and other                                                                           883           170
                                                                                                   --------       -------
      Total current assets                                                                           46,659        24,321
Property and equipment, net of accumulated depreciation                                               4,537         2,724
Other assets                                                                                             38            24
                                                                                                   --------       -------
                                                                                                   $ 51,234       $27,069
                                                                                                   ========       =======
Current liabilities:
   Accounts payable                                                                                $  3,661       $ 2,429
   Accrued liabilities                                                                                7,071         4,210
   Deferred revenue                                                                                   4,218         3,065
   Customer deposits                                                                                  1,481         3,849
   Current maturities of notes payable to stockholder                                                    --         2,625
   Current maturities of capital lease obligations                                                       --            19
                                                                                                   --------       -------
      Total current liabilities                                                                      16,431        16,197

Commitments and contingencies

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity
   Preferred Stock:
        Melita International Corporation, no par value; 20,000,000 shares authorized,
        no shares issued and outstanding at December 31, 1996 and September 30, 1997                     --            --
   Common Stock:
        Melita International Corporation, no par value; 100,000,000 shares authorized, 8,000,000  shares issued and outstanding December 31, 1996 and
          15,168,395 shares issued and outstanding September 30, 1997                                    69             2
        Melita Europe Limited, L.1 par value; 50,000 shares authorized, 31,328 shares issued and outstanding December 31, 1996 and no shares issued
          and outstanding at September 30, 1997                                                          --            46
        Inventions, Inc., $5 par value; 100  shares authorized, 100 shares issued and outstanding December 31, 1996 and no shares issued and outstanding
          at September 30, 1997                                                                          --             1
   Additional paid-in capital                                                                        36,046            20
   Cumulative foreign currency translation adjustment                                                     9            --
   Net change in unrealized gains/(losses) or marketable securities                                     (67)           35
   Retained earnings (deficit)                                                                       (1,254)       10,768
                                                                                                   --------       -------
      Total stockholders' equity (deficit)                                                           34,803        10,872
                                                                                                   --------       -------
                                                                                                   $ 51,234       $27,069
                                                                                                   ========       =======

The accompanying notes are an integral part of these consolidated balance sheets.

                       MELITA INTERNATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                       For the three months ended         For the nine months ended
                                                             September 30,                      September 30,
                                                          1997             1996             1997              1996
                                                          ----             ----             ----              ----
              Net revenues:
                  Product                               $ 11,728         $  7,428         $ 32,707          $ 23,277
                  Service                                  5,200            4,161           14,420            11,269
                                                        --------         --------         --------          --------
                     Total revenues                       16,928           11,589           47,127            34,496

              Cost of revenues:
                  Product                                  3,812            2,660           11,213             8,099
                  Service                                  2,628            1,902            6,992             5,074
                                                        --------         --------         --------          --------
                     Total cost of revenues                6,440            4,562           18,205            13,173
                                                        --------         --------         --------          --------
              Gross margin                                10,488            7,027           28,922            21,323
              Operating expenses:
                  Research and development                 1,793            1,409            4,818             3,505
                  Selling, general and administrative      5,732            4,212           16,097            12,341
                                                        --------         --------         --------          --------
                     Total operating expenses              7,525            5,621           20,915            15,846
                                                        --------         --------         --------          --------
              Income from operations                       2,963            1,406            8,007             5,477
              Other income (expense), net                    396               20              336                63
                                                        --------         --------         --------          --------
              Income before income taxes                   3,359            1,426            8,343             5,540
              Income tax provision (benefit):
                  Tax provision as 'C' Corporation         1,276               --            1,685                --
                  Deferred tax adjustment                     --               --           (1,473)               --
                                                        --------         --------         --------          --------
              Net income after income tax               $  2,083         $  1,426         $  8,131          $  5,540
                                                        ========         ========         ========          ========
              Income before income taxes                   3,359            1,426            8,343             5,540
              Pro forma income tax provision (Note 6)      1,276              517            3,170             2,054
                                                        --------         --------         --------          --------
              Pro forma net income                      $  2,083         $    909         $  5,173          $  3,486
                                                        ========         ========         ========          ========
              Earnings per share                        $   0.13         $   0.12         $   0.59          $   0.45
                                                        ========         ========         ========          ========
              Weighted average common and common
                  equivalent shares                       16,016           12,360           13,856            12,360

              Pro forma earnings per share              $   0.13         $   0.07         $   0.37          $   0.28
                                                        ========         ========         ========          ========

The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine months ended
                                                                                        September 30,
                                                                                     1997          1996
                                                                                     ----          ----
Cash flows from operating activities:
  Net income                                                                      $  8,131       $ 5,540
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                      964           757
    Deferred taxes                                                                  (1,473)           --
    Changes in assets and liabilities:
       Accounts receivable                                                          (1,345)       (2,039)
       Inventories                                                                     886          (803)
       Prepaid expenses and other assets                                              (713)           96
       Accounts payable                                                              1,232          (282)
       Accrued liabilities                                                           2,860           945
       Deferred revenue                                                              1,154         2,002
       Customer deposits                                                            (2,368)            2
       Other, net                                                                     (116)           19
                                                                                  --------       -------
         Total adjustments                                                           1,081           697
                                                                                  --------       -------
         Net cash provided by operating activities                                   9,212         6,237

Cash flows from investing activities:
  Purchases of property and equipment                                               (2,777)       (1,020)
  Purchases of marketable securities                                               (23,726)           --
                                                                                  --------       -------
  Net cash used in investing activities                                            (26,503)       (1,020)

Cash flows from financing activities:
  Repayment of capital lease obligations                                               (19)          (36)
  Net proceeds from issuance of common stock                                        36,046            --
  Repayment of note payable to stockholder                                         (15,525)         (187)
  Distributions to stockholders                                                     (7,253)       (3,242)
                                                                                  --------       -------
         Net cash provided by (used in) financing activities                        13,249        (3,465)
                                                                                  --------       -------

Net change in cash and cash equivalents                                             (4,042)        1,752
Cash and cash equivalents, beginning of period                                       9,849         5,959
                                                                                  --------       -------
Cash and cash equivalents, end of period                                             5,807         7,711
Marketable securities                                                               23,735            --
                                                                                  --------       -------
Cash, cash equivalents and marketable securities                                  $ 29,542       $ 7,711
                                                                                  ========       =======

Cash paid for interest during the period                                          $    360       $   208
                                                                                  ========       =======
Income taxes paid                                                                 $  1,819       $    --
                                                                                  ========       =======

                        MELITA INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.  Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations and changes in cash flows for the nine months ended September 30, 1997 and 1996. The interim results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements for the year ended December 31, 1996, as filed in its Prospectus dated June 4, 1997.

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

4.    Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:


                                  September 30, 1997   December 31, 1996
                                  ------------------   -----------------
             Raw Materials              $  827             $1,059
             Work in process               278                337
             Finished goods                451              1,046
                                        ------             ------
             Total inventories          $1,556             $2,442
                                       =======             ======


5.  Earnings Per Share

Earnings per share are computed using the weighted-average number of common stock and dilutive common stock equivalents ("CSE") shares from stock options and warrants (using the treasury stock method) outstanding during each period. Also included are (1) common stock and CSE's issued at a price below the initial public offering price during the 12 month period prior to June 4, 1997, and (2) CSE's in an amount necessary to pay the stockholder distributions.

6.  Income Taxes

In connection with the IPO the Company converted from an "S" corporation to a "C" corporation and, accordingly, is subject to federal and state income taxes. Upon the conversion, the Company recognized a one-time benefit by recording the asset related to the future reduction of income tax payments due to timing differences between the recognition of income for financial statements and income tax regulations. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 38.0% for 1997 and 37.2% in 1996.

7.  Accounting Pronouncements

During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. The Company will adopt this statement for its year ended December 31, 1997.

Pro forma calculations of basic and diluted earnings per share, in conformance with SFA's No. 128, are as follows:

                                     For the three months       For the nine months
                                             ended                     ended
                                         September 30,             September 30,
                                      1997         1996         1997         1996
                                      ----         ----         ----         ----
            Basic EPS                 $.14         $.12        $.61          $.45
            Basic pro forma EPS        .14          .07         .39           .28
            Diluted EPS                .13          .12         .59           .45
            Diluted pro forma EPS      .13          .07         .37           .28



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months and Nine Months Ended September 30, 1997 and 1996

Total revenues of $16.9 million in the third quarter of 1997 increased 46.1% as compared to the same period in 1996. Total revenues increased to $47.1 million in the first nine months of 1997 as compared to $34.5 million in the corresponding period of 1996, representing growth of 36.6%.

Product revenue increased $4.3 million or 57.9% to $11.7 million for the third quarter of 1997 as compared to the third quarter of 1996. Product revenue increased $9.4 million or 40.8% to $32.7 million for the nine months of 1997 as compared to the same period in 1996. Service revenue increased $1.0 million or 25.0% to $5.2 million in the third quarter as compared to the same quarter in 1996. Service revenue increased $3.2 million or 28.0% to $14.4 million for the nine months ended 1997 as compared to the first nine months of 1996. The growth in product revenues was due to continued increasing demand for the Company's products, increased marketing and sales efforts, and the further penetration into the telemarketing arena. Service revenues increased during the quarter and nine month period due to the continued expansion of the Company's installed customer base and the increased volume of installations during the period.

Cost of product revenue, as a percentage of product revenue, decreased 3.3 percentage points for the third quarter of 1997 as compared to 1996. For the first nine months of 1997 the cost of product revenue as a percentage of product revenue decreased .6 percentage points as compared to 1996. Product cost as a percentage of product revenue decreased during the third quarter principally due to the continuing engineering product cost reduction efforts, changes in the product mix, and an increase in the volume of shipments as compared to fixed costs. Cost of service revenue increased 3.5 percentage points for the nine months ended September 30, 1997 due to an increase in support service personnel and increases in compensation.

Research and development cost was $1.8 million in the third quarter of fiscal 1997, a $384,000 increase over the third quarter of 1996. For the first nine months of 1997, research and development cost increased to $4.8 million, an increase of $1.3 million over the comparable 1996 period. The overall cost increase during the third quarter resulted primarily from the addition of developers to support the Company's new product development efforts and the subcontracting of certain feature development efforts during 1997. The decrease in research and development as a percentage of sales is due to sales growth outpacing the increased spending in research and development.

Selling, general and administrative expenses were $5.7 million for the third quarter of 1997 as compared to $4.2 million in the comparable 1996 period. Selling, general and administrative expenses for the first nine months of fiscal 1997 were $16.1 million, an increase of $3.8 million (30.4%) over the comparable 1996 period. This increase was the result of an increase in sales commissions corresponding to the increase in revenues, the additional staff required to support the larger sales levels in 1997, and an increase in advertising and trade show activities. Selling, general and administrative expenses decreased as a percentage of revenue to 33.9% from 36.3% for the third quarter of fiscal 1997, and decreased as a percentage of revenue to 34.2% from 35.8% for the first nine months of fiscal 1997.

Income from operations was $3.0 million in the third quarter of 1997, representing a 110.8% increase over income from operations of $1.4 million in the third quarter of 1996. Income from operations was $8.0 million in the first nine months of 1997, representing a 46.2% increase over income from operations of $5.5 million in the corresponding period in 1996. These increases were the result of the foregoing factors.

Other income (expense), net was a net income of $396,000 in the third quarter of 1997 compared to net income of $20,000 in the third quarter of 1996. Other income (expense), net was a net income of $336,000 for the first nine months of 1997 compared to net income of $63,000 in the first nine months of 1996. The increase in other income reflects the earnings from the higher average cash and short term investment balances in 1997 as compared to 1996.

Income tax provisions have been recorded for the period subsequent to the IPO. The Company prior to the IPO was not subject to federal or state income taxes. As a result of its election to be treated as an "S" Corporation for income tax purposes prior to the IPO, pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to income before income taxes, adjusted for permanent tax differences. The Company's "S" Corporation status was terminated in conjunction with the completion of its initial public offering in June 1997. Upon the termination of its "S" Corporation election, the Company recorded certain deferred tax assets in the amount of $1.5 million.

Pro forma net income increased to $2.1 million in the third quarter of 1997 from $909,000 in the third quarter of 1996. Pro forma net income rose to $5.2 million in the first nine months of 1997 compared to $3.5 million in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

In June 1997, the Company completed its IPO, in which the Company received net proceeds of approximately $36.1 million after deducting underwriting discounts and offering expenses. The Company applied a portion of the net proceeds to (1) repay outstanding stockholder notes of $15.2 million, (2) payment of $245,000 in accrued interest on the stockholder notes, and (3) pay undistributed "S" Corporation earnings of $ 2.4 million. Prior to the IPO date, the Company made payments of $375,000 to repay stockholder notes, and $3.6 million in distributions to stockholders. The balance of the net proceeds of the offering (approximately $18.3 million) will be utilized for general corporate purposes. Such purposes may also include possible acquisitions of, or investments in, businesses and technologies that are complementary to those of the Company. The Company has no specific agreements, commitments or understandings with respect to any such acquisitions or investments.

As of September 30, 1997, the Company had $29.5 million in cash, cash equivalents, and marketable securities, compared to $9.8 million as of December 31, 1996. The Company's working capital was $30.2 million for the period ending September 30, 1997 as compared to $8.1 million for period ending December 31, 1996. Operating activities provided $9.2 million during the first nine months of fiscal 1997. Cash used in investing activities totaled $26.5 million during the first nine months of fiscal 1997. Such investing activities consisted of purchases of property and equipment and an increase in short term interest bearing investments. Cash provided by financing activities totaled $13.2 million during the first nine months of fiscal 1997, due to the issuance of common stock in the IPO offset by repayment of the Company's outstanding indebtedness noted above. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

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

   (b) Reports on Form 8-K. No Report on Form 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             MELITA INTERNATIONAL CORPORATION

Date:  November 14, 1997                     By: /s/ Aleksander Szlam
                                                 -------------------------------
                                                     Aleksander Szlam
                                                 Chairman and Chief Executive
                                                 Officer


Date:  November 14, 1997                     By: /s/ Mark B. Adams
                                                 -------------------------------
                                                     Mark B. Adams
                                                 Vice President, Finance
                                                 and Chief Financial Officer