Form 10-K405
period 1997-12-31
MELITA INTERNATIONAL CORP
filed 1998-03-31
CIK 1034956

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number: 0-22317

                        MELITA INTERNATIONAL CORPORATION
              (Exact Name of Registrant Specified in Its Charter)

                  GEORGIA                                           58-1378534
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)
       5051 PEACHTREE CORNERS CIRCLE                                  30092
             NORCROSS, GEORGIA                                      (Zip Code)
  (Address of principal executive offices)

              Registrant's telephone number, including area code:

                                 (770) 239-4000

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
            -------------------                        ------------------------------------
                   None.                                               None

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                              -------------------

                      Common Stock, no par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 11, 1998 as reported by The Nasdaq Stock Market, was approximately $61,274,500. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 11, 1998, Registrant had outstanding 15,168,395 shares of Common Stock.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Melita International Corporation is a leading provider of integrated customer interaction and intelligent call management solutions that enable businesses to automate call center activities and enhance their telephony-based customer commerce. The Company's principal products, PhoneFrame(R)CS and PhoneFrame Explorer, are used by organizations to increase agent productivity, reduce the costs of call center operations, and enhance revenue generation for a broad range of activities, including debt collection, telemarketing and customer service. Melita's PhoneFrame product line is a set of comprehensive call center solutions based on a client/server architecture that integrate with industry standard computing and telephony infrastructures. The Company's customers include leading worldwide organizations in industries such as banking, financial services, telemarketing, retail, communications and service bureaus, where businesses are engaged in frequent telephone contact with customers or prospects.

     The Company is a Georgia corporation which began operations in 1983. Prior to June 4, 1997, the "Company" refers to the Company and its combined affiliates, Melita Europe Limited and Inventions, Inc. Since June 4, 1997, the "Company" refers to the Company and its consolidated wholly-owned subsidiaries.

INDUSTRY BACKGROUND

     Long-term customer relationships are critical to the success of businesses operating in an increasingly competitive global marketplace. As customers become more sophisticated and demanding in the level of service they require, businesses are striving to develop and improve customer relationships as a means to distinguish themselves, their products and services. This effort requires businesses to use every opportunity to interact with customers, from marketing and sales activities to post-sales service, support and collections. Effective customer interaction can build customer loyalty, which in turn can lead to reduced customer retention costs and increased revenue potential. As organizations seek to improve the quality of their interaction with customers across the enterprise, the use of information systems to facilitate this interaction has become a core competency.

     In recent years, telephony-based customer interaction has become a more effective means of communication for organizations. Increased usage of telephony-based customer interaction has been facilitated by decreasing telecommunications costs, the proliferation of toll-free telephone numbers and the introduction of new enabling technologies, such as computer/telephony integration ("CTI") and Internet-based services. CTI automates the generation and management of telephony-based customer contacts, while providing real-time access to computer-based information resources. This automation is provided within call centers through the use of specialized software and hardware that integrate telephony platforms, computer systems and applications.

     Call centers enable agents to process a steady flow of outbound or inbound telephone contacts relating to products and services. Call centers generally consist of supervisor and agent workstations linked to a central telephone switch and computer system. Call centers historically have focused either on conducting outbound calls, for functions such as collections and product sales, or managing inbound calls, for functions such as product support, order processing and customer service. Inbound call centers utilize an interactive voice response ("IVR") unit and an automatic call distribution ("ACD") system that together screen and route incoming calls through the call center. Outbound call centers incorporate predictive dialing software to automate outbound dialing. Common examples of outbound call center applications include collection, telemarketing, teleservice and customer support. Increasingly, call center applications feature dynamic inbound/outbound or "blended" functionality, which permits agents to be switched automatically between inbound and outbound calls as inbound call demand varies.

     A key objective of an organization's outbound call center is maximizing the time spent by agents on the telephone with customers or potential customers while minimizing the "nuisance call" rate. A nuisance call is a live contact which the call management system must either put on hold or disconnect because no agent is available. High nuisance call rates caused by overdialing result in high telecommunications costs and poor customer relations. Call center systems which utilize sophisticated predictive dialing software can minimize the nuisance call rate while maintaining high agent productivity. The Company believes that this capability is essential to organizations operating call centers.

     Call center systems were originally developed as centralized, mainframe-based information systems, which were expensive, provided limited functionality and productivity and were generally closed and proprietary. Distributed, standards-based computing environments have allowed call center systems to be developed which utilize CTI, other standard Application Programming Interfaces ("APIs") and the flexibility and openness of client/server architectures. The result is that call center systems now can incorporate leading hardware and software products from multiple vendors, have significantly reduced the cost of implementation and have increased system functionality and flexibility.

     Call centers have evolved into a core competency for businesses engaged in frequent telephone contacts with customers or prospects. In order to maximize the return on their call center investment, businesses seek call center solutions that are adaptable to emerging technologies, flexible, scalable, intuitive to use, allow transparent data access, and integrate existing IT and telephony systems.

THE MELITA SOLUTION

     Melita provides integrated customer interaction and intelligent call management solutions that automate outbound or blended call centers, enabling its customers to enhance telephony-based customer commerce. The Company's principal products, PhoneFrame CS and PhoneFrame Explorer are scaleable, integrated software and hardware solutions based on a distributed client/server architecture capable of supporting installations with more than 250 simultaneous users on a single server. The PhoneFrame product line provides comprehensive functionality and a user-friendly application development environment enabling organizations to conduct effective telephone programs for a broad range of activities, including debt collection, telemarketing and customer service. The Melita solution provides:

     - High agent productivity, low nuisance call rates, and low operating costs through patented predictive dialing and inbound/outbound call management functionality;

     - Enhanced agent interaction with customers through front-end software applications which utilize real-time access to information to guide agents through each step of the customer interaction;

     - Dynamic campaign development, deployment and modification through powerful, easy-to-follow script generation and application development software.

     - The ability to leverage existing investments in call center systems and adapt to emerging technologies through standards-based open, scaleable, distributed client/server architecture.

     A critical element of the comprehensive solutions Melita provides is its underlying philosophy of Customer Care(R). Melita's products represent a critical link between the business enterprise and its customers, providing the business with a solution that allows it to provide the best customer care. Melita's Customer Care philosophy focuses on enhancing the quality of People to People Communication(TM) and is reflected in all facets of the Company's operations and products. The Company has incorporated applications into its existing products which reflect this philosophy, including its patented predictive dialing algorithms, Cancel Dial(R), dynamic inbound/outbound call blending and Single System Image View(TM).

STRATEGY

     The Company's primary objective is to be the leading provider of outbound and blended customer contact and intelligent call management solutions. The Company's strategy to achieve this objective includes the following key elements:

          Leverage Installed Base of Customers. The Company will continue to focus sales and marketing efforts on its installed base of customers. The Company also intends to continue to leverage its penetration of currently targeted vertical markets by using its existing customers as a reference base to gain new customers.

          Maintain Technology Leadership. The Company believes it is a global technology leader in the field of call center automation software and CTI, having pioneered many of the industry's fundamental call center technologies. The Company holds a comprehensive US and foreign based patent portfolio covering various processes and technologies utilized in call management systems. The Company intends to focus its development efforts on software, with an emphasis on customer interaction and distributed applications spanning an enterprise.

          Continue to Focus on Providing Comprehensive Call Center
     Solutions. The Company provides call center optimization, system design, application configuration and integration services in conjunction with the installation of its call center solutions. The Company will continue its emphasis on providing these design and integration services both directly and through strategic alliances.

          Continue to Expand Sales and Marketing. The Company intends to pursue an increased share of the market for call management systems by hiring additional sales and marketing personnel. The Company plans to open additional sales offices both domestically and internationally. In addition, the Company is expanding its global and national accounts program which focuses on sales and marketing efforts on large, multinational corporations.

          Increase Penetration of International Markets. The Company currently has relationships with Value Added Resellers ("VARs") in Europe, Latin America and the Pacific Rim. The Company intends to commit additional resources to these relationships in selected international markets to enhance its revenue base. The Company also intends to expand its international operations through hiring additional personnel, opening new offices and forming additional relationships with VARs in Europe, Latin America and the Pacific Rim.

          Pursue Adjacent Markets. The Company has developed a leadership position in the collections segment of the outbound call management systems market. In 1997, approximately 71% of the Company's total revenues were attributable to systems sold for collections applications, with the remainder attributed primarily to telemarketing and telesales applications. The Company seeks to leverage its existing application functionality to gain market share in the overall call management systems market.

PRODUCTS

     The Company's newest product, PhoneFrame Explorer, is an integrated suite of client/server software applications and hardware that provides outbound and blended call management solutions. PhoneFrame Explorer software components are based on open standards, allowing integration with varied and complex user environments. PhoneFrame Explorer utilizes industry standard components and eliminates the need for proprietary hardware.

     PhoneFrame Explorer is sold to organizations that operate outbound and blended call centers. These call centers require solutions that integrate with existing communication and information systems including mainframe-based information systems, local area networks, agent workstations, PBX/ACDs, IVRs and the Internet. Utilizing customer records residing in an organization's existing databases, PhoneFrame automates customer contacts and guides agents through the customer interaction process.

     Components of the PhoneFrame Explorer include the Universal Telephony Platform(TM) ("UTP(TM)"), the Universal Server(R), the Software Applications Suite and Magellan(TM).

     The Universal Telephony Platform ("UTP") provides state-of-the-art telephony, call analysis functionality and media management. It is based on Melita's MPower(TM) Architecture and employs industry standard telephony components and the Windows NT operating system. The UTP offers an international set of digital interfaces including T1 and E1. This open NT server-based communications platform incorporates numerous standards, including SCSA, CORBA and ISDN. UTP's enhanced CTI capabilities enable call blending and "single-switch" software only solutions.

     The Universal Server controls and coordinates system operations. It is an IBM RISC/AIX based platform which is used to manage calling list data, call attempts, contact history, agent profiles, call processing and agent supervision activity.

     The PhoneFrame Explorer Software Application Suite includes Melita's software applications, which leverages the functionality in industry standard software and protocols such as Windows NT, Unix AIX, Sybase Database, Crystal Report Writers and industry standard protocols including TCP/IP and System Network Management Protocol (SNMP) for remote system management.

     Magellan, Melita's desktop application software, provides user-defined, graphical user interfaces to guide telephone agents through conversations. Magellan supports real-time access to enterprise-wide customer and product information residing anywhere within the computing and telephony infrastructures. Magellan is based on standards and supports EHLLAPI, DDE and ODBC.

SERVICES

     The Company provides multiple forms of service and support for its customers. Services are primarily contracted along with the purchase of a system, but when requested by a customer, the Company will also provide additional training and consulting. Service personnel are located throughout the United States and also in the United Kingdom, Mexico, and Canada. Additional international services are provided by the company's international VARs.

     The primary forms of services are: maintenance, installation, training, custom applications and consulting. Customers who receive maintenance services are entitled to customer and technical support 24 hours a day, seven days a week. Maintenance customers also receive ongoing system support and baseline software upgrades. The Company contracts with IBM, TSS and other parties to provide local hardware support.

     Installation and integration services consist of custom application configuration design and documentation along with the physical installation and integration of the system. Introductory training classes are provided as part of each initial system purchase and advanced classes are provided for additional fees. Consulting and other special customer services such as custom application development, scripting and call center consulting are also offered to customers by service personnel.

SALES AND MARKETING

     The Company sells its products primarily through a direct sales channel and through VARs. Sales in the United States, Mexico, Canada and the United Kingdom are conducted primarily through direct channels. Distribution in other countries is conducted through a combination of direct sales and VARs.

     The Company's marketing activities include product management, product marketing, direct marketing, public relations, press and analyst communications, event support and management of the Company's website. The Company's Business Development Group is responsible for developing alliances, joint marketing and co-development relationships with call center industry suppliers.

     The Company's customers independently operate domestic and international User Groups. Each group conducts annual as well as regional User Group meetings typically focused on common applications and call center opportunities. The Company participates as invited in the User Group conferences generally by conducting seminars, product demonstrations and training sessions.

CUSTOMERS

     The Company's call management solutions are used by organizations in a broad range of industries. In 1997, the top five industry groups by revenue were: banking, financial services, telemarketing, communications, and service bureaus. Revenues from the top five customers were 25.0% of total revenues in 1995, 24.5% of total revenues in 1996, and 27.9% of total revenues in 1997. In 1995 and 1996, no single customer accounted for more than 10% of revenues. In 1997, BancOne Services Corporation accounted for 11.8% of revenues. Although specific customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenues in any particular period for the foreseeable future.

ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT

     The Company intends to continue investment in research and development to maintain its position as a leader in call center technology. The Company has developed a client/server software architecture that facilitates the deployment, configuration and interoperability of its call center solutions. The design of the system provides three core sets of services: (i) user interface presentation and navigation, (ii) server-based system management services, and (iii) telephony-based contact services, including the Company's patented predictive dialing and dynamic call blending applications. The Company's products are based on an open architecture and industry standards, and provide seamless integration with third-party systems or customers' existing technology infrastructure. The Company will seek to develop future products that adhere to existing and emerging standards.

     The presentation and navigation components of the software have been implemented using Windows Graphical User Interface ("GUI") guidelines. Usability labs and focus groups are used to define interface requirements and verify ease of use. TCP/IP is used as the transport layer for all client/server communication. Adherence to Winsock and other standards facilitates integration with third-party desktop applications and protocol stacks.

     The Company's telephony hardware and software have been designed using industry standards and the Company intends to continue this approach. The Company's systems use standard off-the-shelf analog and digital connectivity to telecommunications equipment and services. The Company's newest generation of agent workstation software, Magellan supports a variety of standard data access methodologies including EHLLAPI, DDE, ODBC and CTI links which are often proprietary and therefore require CTI middleware such as IBM's CallPath or Dialogic's CTConnect to facilitate integration with various PBX/ACD switching platforms.

COMPETITION

     The market for the Company's products is intensely competitive, fragmented and subject to rapid change. Because the Company's principal products are call center systems, which include both software applications and hardware, the Company competes with a variety of companies which provide these components independently or as an integrated solution. The Company's principal competitors in the field of integrated inbound/outbound call management systems are Davox, EIS and Mosaix. According to a recent industry study, the Company is one of four leading suppliers of outbound call processing products in a market with greater than fifty suppliers identified. The Company also competes in the CTI segment of the market, where principal competitors include Genesys Telecommunications Laboratories, Inc., Nabnasset Corporation and IMA, among others. The Company may face additional competition from PBX/ACD vendors, other communications solution and service providers, computer hardware and software vendors and others. The Company generally faces competition from one or more of its principal competitors on major installations and believes that price is one of the major factors considered by prospective customers. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote more resources to the development, promotion and sales of products than the Company. Competition from these or other sources could result in price reductions and loss of market share which could materially adversely affect the Company's business, financial condition and results of operations.

     The Company believes that the primary competitive factors affecting its markets include product features such as flexibility, scalability, interoperability, functionality and ease of use, as well as reputation, quality, performance, price and customer service and support.

REGULATORY ENVIRONMENT

     Certain uses of outbound call management systems are regulated by federal, state and foreign law. The Federal Telephone Consumer Protection Act (the "TCPA") prohibits the use of automatic dialing equipment to call emergency telephone lines, health care and similar facility patient telephone lines, and telephone lines where the called party is charged for incoming calls, such as those used by pager and cellular phone services. The TCPA prohibits use of such equipment to engage two or more lines of a multi-line business simultaneously, and restricts the use of artificial or prerecorded voice messages in calls to residential lines. Among other things, the TCPA required the Federal Communications Commission ("FCC") to create regulations protecting residential telephone subscribers from unwanted telephone solicitations. In addition, the Telemarketing and Consumer Fraud and Abuse Prevention Act authorized the Federal Trade Commission ("FTC") to prohibit a variety of deceptive and/or abusive telemarketing practices, including, among other things, repetitive or harassing calls and requests by telemarketers for payments before certain types of services are provided. The Rules adopted by the FCC and FTC prohibit calls to persons who have indicated that they do not wish to be contacted, and the FCC specifically requires telemarketers to maintain a company-specific "do-not-call list" which contains the names and numbers of residential subscribers who do not want to receive calls. An entity which has an "established business relationship" with a party it calls and tax-exempt nonprofit organizations are exempt from do-not-call lists. The rules also require that telemarketers may call consumers only after 8 a.m. and before 9 p.m., local time. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. Fair Debt Collection Practices Act ("FDCPA") limits communication by certain debt collectors with consumers only after 8:00 a.m. and before 9:00 p.m., local time, and not at the consumer's place of business. Many of the Company's customers are exempt from the FDCPA. Although compliance with these laws may limit the potential use of the Company's products in some respects, the Company's systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not adversely affect the Company.

PROPRIETARY RIGHTS

     The Company relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights in its products and technology. The Company holds numerous U.S. and foreign patents covering various processes and technologies utilized in call management systems. These patents cover the Company's proprietary implementations of applications such as inbound/outbound call blending, call progress analysis, screen pops of the called person's account information, Cancel Dial and Single System Image View. The Company also has a number of pending patent applications on customer interaction management innovations for which patents have not issued. In many cases, the Company has also received or applied for patents in other countries covering the innovations covered by existing U.S. patents or patent applications.

EMPLOYEES

     As of January 31, 1998, the Company had 315 full-time employees, (106 in customer service and operations, 104 in sales and marketing, 61 in research and development and 44 in administration), of whom 283 were based in the United States and 32 were based in other countries. With the exception of the Company's subsidiary employees in Mexico, none of the employees of the Company are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

     The Company believes its future success will depend in large part on its ability to recruit and retain qualified employees, especially experienced software engineering personnel. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:

NAME                                       AGE                       POSITION
----                                       ---                       --------
Aleksander Szlam.........................  46    Chairman of the Board and Chief Executive Officer
Mark B. Adams............................  46    Vice President, Finance & Chief Financial Officer
Dan K. Lowring...........................  38    Vice President, Corporate and Strategic Planning,
                                                   Treasurer and Secretary
William K. Dumont........................  48    Vice President, Sales
John A. Lamb.............................  45    Vice President, New Business Development
Lee H. Davies............................  54    Vice President, International
Donald L. House..........................  56    Director
Don W. Hubble............................  59    Director

     Aleksander Szlam founded the Company in 1979 and has served as Chairman of the Board and Chief Executive Officer of the Company since its inception. Mr. Szlam also has served as Chairman of the Board, President and Chief Executive Officer of Inventions since 1987, and Chairman of the Board of Melita Europe since 1991. Prior to founding Melita, Mr. Szlam worked as a design engineer and scientist at Lockheed Corporation, NCR and Solid State Systems.

     Mark B. Adams has served as Vice President, Finance and Chief Financial Officer of the Company since September 1996. During 1996 prior to joining the Company, Mr. Adams served as President of INITIAL Contract Services, a building services company. From 1993 to 1995, Mr. Adams served as Executive Vice President, Finance and Chief Financial Officer of INITIAL Contract Services. From 1989 to 1993, Mr. Adams served as Vice President, Finance for Suntory Water Group, a consumer products company. Mr. Adams is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of Georgia.

     Dan K. Lowring has served as Vice President, Corporate and Strategic Planning since December 1997, and served as Secretary since March 1997 and as Treasurer of the Company since January 1997. From July 1993 to December 1996 he served as Director of Finance, from March 1993 to July 1993, he served as Controller, and from October 1990 to March 1993 he served as Manager of Finance for the Company.

     William K. Dumont has served as Vice President, Sales of the Company since December 1996. From 1994 to 1996, Mr. Dumont served as Regional Manager for Octel Communications Corporation, and from 1990 to 1994 he served as Regional Vice President of VMX, Inc., both of which are voice processing companies.

     Lee H. Davies has served as Vice President, International of the Company since September 1997 and was Vice President, Operations of the Company from September 1995 to September 1997. Prior to joining the Company, Mr. Davies served as Vice President of Sales, Marketing and Customer Support for Aristacom International, Inc., an inbound call center software company, from 1994 to 1995. From 1991 to 1994, Mr. Davies served as a marketing director for Digital Equipment Corporation.

     John A. Lamb has served as Vice President, New Business Development of the Company since September 1996, and was Director of Special Projects of the Company from February 1996 to September 1996. From January 1995 to November 1995, he was Vice President, Research and Development of Microhelp, Inc., a software development company. From 1990 to 1995, he held various positions in the sales and engineering departments of the Company.

     Donald L. House has served as Chairman of the Board of Directors of SQL Financials International, Inc., a client/server software company, since January 1993. From September 1991 until December 1992, Mr. House served as President of Prentice Hall Professional Software, Inc., a subsidiary of Simon and Schuster, Inc. Since 1988, he has been a business advisor, director and investor in a number of emerging growth high technology companies. From 1968 through 1987, Mr. House served in a number of positions with Management Science America, Inc., a provider of application software. Mr. House presently serves as a director of XcelleNet, Inc., a remote access software company, and as Chairman of its Audit and Nominating Committees.

     Don W. Hubble is Chairman, President and CEO of Angelica Corporation. Mr. Hubble served with National Service Industries, Inc. ("NSI") from 1980 until October 1996, most recently serving as President and Chief Operating Officer. Mr. Hubble also served in various capacities with a number of divisions of NSI, including National Linen Service, Block Industries, and Certified Leasing Company.

     There are no family relationships between any of the directors or executive officers of the Company.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward looking statements. Please see Exhibit
99.1 "Safe Harbor Compliance Statement for Forward Looking Statements", the terms of which are incorporated herein, for additional factors to be considered by shareholders and prospective shareholders.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing, support, and research and development facility is located in 100,000 square feet of modern office space in Norcross, Georgia. This facility is leased to the Company through 2005. The facility is owned by a partnership controlled by the Company's Chairman of the Board, Chief Executive Officer and principal shareholder.

     The Company also leases space for several sales and support centers located throughout the United States and in Mexico, London and Toronto. Management believes its current facilities are adequate to meet its needs through the next twelve months and that, if required, suitable additional or alternative space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

     Melita's Common Stock has been traded on the Nasdaq National Market under the symbol "MELI" since its initial public offering on June 4, 1997. Prior to that date there was no public market for Melita's Common Stock. The following table sets forth the range of high and low daily closing prices per share of Common Stock on the National Market System for each quarter since the IPO of the year ended December 31, 1997 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

FISCAL 1997                                                    HIGH         LOW
-----------                                                   -------     -------
Second Quarter..............................................  $13.000     $10.000
Third Quarter...............................................   12.875       8.000
Fourth Quarter..............................................   11.750       8.125

     As of March 11, 1998 there were approximately 151 registered holders of record of the Company's Common Stock and approximately 1,110 beneficial shareholders of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock and has no present intentions to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

     During the past three years, the Company has issued the following securities which were not registered under the Securities Act of 1933 as amended (the "Securities Act"). In connection with the Company's acquisition of all the outstanding shares of Melita Europe Limited ("Melita Europe") and Inventions, Inc. ("Inventions") by share exchange, on June 4, 1997, the Company issued a total of 3,143,395 shares of its Common Stock to the former shareholders of Melita Europe and Inventions. The consideration issued by the Company was determined based on a share exchange ratio analysis of the Company, Melita Europe and Inventions by an independent appraiser. No underwriter was engaged in connection with the issuance of the shares. The sale and issuance of shares was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain financial data with respect to the Company for each of the five years in the period ended December 31, 1997.

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                       -------     -------     -------     -------     -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
NET REVENUES:
Product..............................  $46,065     $32,077     $24,620     $18,186     $17,709
Service..............................   19,725      15,463      10,662       8,970       6,959
                                       -------     -------     -------     -------     -------
          Total revenues.............   65,790      47,540      35,282      27,156      24,668
COST OF REVENUES:
Product..............................   15,531      11,494       8,730       6,310       5,181
Service..............................    9,642       6,863       5,282       3,254       2,924
                                       -------     -------     -------     -------     -------
          Total cost of revenues.....   25,173      18,357      14,012       9,564       8,105
                                       -------     -------     -------     -------     -------
GROSS MARGIN.........................   40,617      29,183      21,270      17,592      16,563
OPERATING EXPENSES:
Engineering, research and
  development........................    6,880       5,070       4,050       3,660       3,386
Selling, general and
  administrative.....................   22,320      16,765      12,559      11,332       9,528
                                       -------     -------     -------     -------     -------
          Total operating expenses...   29,200      21,835      16,609      14,992      12,914
                                       -------     -------     -------     -------     -------
INCOME FROM OPERATIONS...............   11,417       7,348       4,661       2,600       3,649
OTHER INCOME (EXPENSE), Net..........      662         261          88          46         186
                                       -------     -------     -------     -------     -------
INCOME BEFORE INCOME TAXES...........   12,079       7,609       4,749       2,646       3,835
INCOME TAX PROVISION (BENEFIT):
Tax provision as a C corporation.....    3,023          --          --         (26)         25
Deferred tax adjustment..............   (1,473)         --          --          --          --
                                       -------     -------     -------     -------     -------
          NET INCOME.................  $10,529     $ 7,609     $ 4,749     $ 2,672     $ 3,810
                                       =======     =======     =======     =======     =======
INCOME BEFORE PRO FORMA INCOME
  TAXES..............................  $12,079     $ 7,609     $ 4,749     $ 2,672     $ 3,810
PRO FORMA INCOME TAXES...............    4,469       2,827       1,794       1,164       1,454
                                       -------     -------     -------     -------     -------
          PRO FORMA NET INCOME.......  $ 7,610     $ 4,782     $ 2,955     $ 1,508     $ 2,356
                                       =======     =======     =======     =======     =======
EARNINGS PER SHARE:
Diluted earnings per share...........  $  0.73     $  0.62     $  0.38     $  0.24     $  0.34
Pro forma diluted earnings per
  share..............................  $  0.53     $  0.39     $  0.24     $  0.14     $  0.21
WEIGHTED AVERAGE SHARES OUTSTANDING:
Diluted..............................   14,386      12,363      12,338      11,143      11,143
                                       =======     =======     =======     =======     =======

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                       -------     -------     -------     -------     -------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital......................  $32,251     $ 8,124     $ 6,904     $ 8,594     $ 8,955
Total assets.........................   56,395      27,069      20,928      17,635      15,679
Long-term debt, net of current
  portion............................       --          --       2,644       3,068       3,111
Total shareholders' equity...........   37,289      10,872       6,657       7,103       7,385

                        MELITA INTERNATIONAL CORPORATION

                                 QUARTER ENDED

                                            1996                                     1997
                           --------------------------------------   --------------------------------------
                           MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                           -------   -------   --------   -------   -------   -------   --------   -------
                                                           (IN THOUSANDS)
NET REVENUES:
Product..................  $7,691    $ 8,108   $ 7,428    $ 8,850   $10,265   $10,714   $11,728    $13,358
Service..................   3,330      3,778     4,161      4,194     4,404     4,816     5,200      5,305
                           ------    -------   -------    -------   -------   -------   -------    -------
          Total
            revenues.....  11,021     11,886    11,589     13,044    14,669    15,530    16,928     18,663
                           ------    -------   -------    -------   -------   -------   -------    -------
COST OF REVENUES:
Product..................   2,449      2,990     2,660      3,395     3,836     3,565     3,812      4,318
Service..................   1,439      1,733     1,902      1,789     1,931     2,433     2,628      2,650
                           ------    -------   -------    -------   -------   -------   -------    -------
          Total cost of
            revenues.....   3,888      4,723     4,562      5,184     5,767     5,998     6,440      6,968
                           ------    -------   -------    -------   -------   -------   -------    -------
GROSS MARGIN.............   7,133      7,163     7,027      7,860     8,902     9,532    10,488     11,695
                           ------    -------   -------    -------   -------   -------   -------    -------
OPERATING EXPENSES:
Engineering, research and
  development............     945      1,151     1,409      1,565     1,381     1,644     1,793      2,062
Selling, general and
  administrative.........   4,137      3,992     4,212      4,424     5,134     5,231     5,732      6,223
                           ------    -------   -------    -------   -------   -------   -------    -------
          Total operating
            expenses.....   5,082      5,143     5,621      5,989     6,515     6,875     7,525      8,285
                           ------    -------   -------    -------   -------   -------   -------    -------
INCOME FROM OPERATIONS...   2,051      2,020     1,406      1,871     2,387     2,657     2,963      3,410
OTHER INCOME (EXPENSE),
  Net....................     (11)        54        20        198       (51)       (9)      396        326
                           ------    -------   -------    -------   -------   -------   -------    -------
INCOME BEFORE INCOME
  TAXES..................   2,040      2,074     1,426      2,069     2,336     2,648     3,359      3,736
INCOME TAX PROVISION
  (BENEFIT):
Tax provision as a C
  corporation............      --         --        --         --        16       393     1,276      1,338
Deferred tax
  adjustment.............      --         --        --         --        --    (1,473)       --         --
                           ------    -------   -------    -------   -------   -------   -------    -------
          NET INCOME.....  $2,040    $ 2,074   $ 1,426    $ 2,069   $ 2,320   $ 3,728   $ 2,083    $ 2,398
                           ======    =======   =======    =======   =======   =======   =======    =======
INCOME BEFORE PRO FORMA
  INCOME TAXES...........   2,040      2,074     1,426      2,069     2,336     2,648     3,359      3,736
PRO FORMA INCOME TAXES...     762        775       517        773       911       983     1,276      1,299
                           ------    -------   -------    -------   -------   -------   -------    -------
          PRO FORMA NET
            INCOME.......  $1,278    $ 1,299   $   909    $ 1,296   $ 1,425   $ 1,665   $ 2,083    $ 2,437
                           ======    =======   =======    =======   =======   =======   =======    =======

                        MELITA INTERNATIONAL CORPORATION

                                 QUARTER ENDED

                                            1996                                     1997
                           --------------------------------------   --------------------------------------
                           MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                           -------   -------   --------   -------   -------   -------   --------   -------
                                               (AS A PERCENTAGE OF TOTAL NET REVENUES)
NET REVENUES:
Product..................    69.8%     68.2%     64.1%      67.8%     70.0%     69.0%     69.3%      71.6%
Service..................    30.2      31.8      35.9       32.2      30.0      31.0      30.7       28.4
                            -----     -----     -----      -----     -----     -----     -----      -----
          Total
            revenues.....   100.0     100.0     100.0      100.0     100.0     100.0     100.0      100.0
                            -----     -----     -----      -----     -----     -----     -----      -----
COST OF REVENUES:
Product..................    22.2      25.2      23.0       26.0      26.1      23.0      22.5       23.1
Service..................    13.1      14.6      16.4       13.7      13.2      15.6      15.5       14.2
                            -----     -----     -----      -----     -----     -----     -----      -----
          Total cost of
            revenues.....    35.3      39.8      39.4       39.7      39.3      38.6      38.0       37.3
                            -----     -----     -----      -----     -----     -----     -----      -----
GROSS MARGIN.............    64.7      60.2      60.6       60.3      60.7      61.4      62.0       62.7
                            -----     -----     -----      -----     -----     -----     -----      -----
OPERATING EXPENSES:
Engineering, research and
  development............     8.6       9.7      12.2       12.0       9.4      10.6      10.6       11.0
Selling, general and
  administrative.........    37.5      33.6      36.3       33.9      35.0      33.7      33.9       33.4
                            -----     -----     -----      -----     -----     -----     -----      -----
          Total operating
            expenses.....    46.1      43.3      48.5       45.9      44.4      44.3      44.5       44.4
                            -----     -----     -----      -----     -----     -----     -----      -----
INCOME FROM OPERATIONS...    18.6      16.9      12.1       14.4      16.3      17.1      17.5       18.3
          OTHER INCOME
            (EXPENSE),
            Net..........    (0.1)      0.5       0.2        1.5     (0.4)      (0.1)      2.3        1.7
                            -----     -----     -----      -----     -----     -----     -----      -----
INCOME BEFORE INCOME
  TAXES..................    18.5      17.4      12.3       15.9      15.9      17.0      19.8       20.0
INCOME TAX PROVISION AS A
  C CORPORATION..........      --        --        --         --       0.1       2.5       7.5        7.2
DEFERRED TAX
  ADJUSTMENT.............      --        --        --         --        --      (9.5)       --         --
                            -----     -----     -----      -----     -----     -----     -----      -----
          NET INCOME.....    18.5%     17.4%     12.3%      15.9%     15.8%     24.0%     12.3%      12.8%
                            =====     =====     =====      =====     =====     =====     =====      =====
INCOME BEFORE PRO FORMA
  INCOME TAXES...........    18.5      17.4      12.3       15.9      15.9      17.0      19.8       20.0
PRO FORMA INCOME TAXES...     6.9       6.5       4.5        5.9       6.2       6.3       7.5        6.9
                            -----     -----     -----      -----     -----     -----     -----      -----
          PRO FORMA NET
            INCOME.......    11.6%     10.9%      7.8%      10.0%      9.7%     10.7%     12.3%      13.1%
                            =====     =====     =====      =====     =====     =====     =====      =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Melita International Corporation is a leading provider of integrated customer interaction and intelligent call management solutions that enable businesses to automate call center activities and enhance their telephony-based customer commerce. The Company's principal products, PhoneFrame CS and PhoneFrame Explorer, are integrated systems comprised of both hardware and software based on open, client/server architecture. Melita offers ongoing maintenance support of its products. The Company also offers fee-based installation, training and consulting services. Historically, the Company has internally generated the funds necessary for its growth through profits and cash provided by operating activities.

     The Company's revenues are derived primarily from two sources: (i) product license fees for the use of the Company's software products and revenues from sales of related computer and telephony hardware to utilize the software and
(ii) service fees for ongoing system support, maintenance, installation, training and consulting services. The Company recognizes product revenue upon shipment of the product if there are no significant post-delivery obligations, if collection is probable and if the agreement requires payment within one year. Revenues from post-contract maintenance support are recognized ratably over the term of the support period. Post-contract maintenance support revenues accounted for approximately 21.2% of revenues in 1997. Revenues from consulting, installation and training services are recognized as the services are performed. Of these revenues, only revenues from maintenance contracts are expected to be recurring. In any given period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. During 1995 and 1996, no customer accounted for more than 10% of revenues. During 1997, only BancOne Services Corporation, at 11.8%, accounted for greater than 10% of the Company's revenues. Revenues of the five largest customers approximated 25.0%, 24.5% and 27.9%, for 1995, 1996 and 1997, respectively.

     International revenues, or revenues from sales to customers outside the United States accounted for 22.5%, 21.0% and 18.4% of the Company's revenues for 1995, 1996 and 1997 respectively. The Company relies on VARs to sell, install and support its products in countries outside of the United States, Canada, Mexico and the United Kingdom. The Company believes that its continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional VARs. To the extent the Company is unable to do so on a timely basis, the Company's revenue growth, if any, may be slowed, and profitability may be adversely affected as significant costs may be incurred in advance of the international revenues. The Company's international revenues are denominated primarily in U.S. dollars or British pounds. The Company's expenses incurred in foreign countries are typically denominated in local currencies. The Company has recognized foreign exchange gains (losses) of approximately ($2,000), $162,000 and ($20,000) in 1995, 1996 and 1997, respectively. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on the Company's future international operations.

RESULTS OF OPERATIONS

     The following table sets forth items shown in the Company's Consolidated Statement of Operations as a percentage of total revenues for the periods indicated. The table should be read in conjunction with the Financial Statement and notes to Consolidated Financial Statements contained elsewhere herein.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1997    1996    1995
                                                              -----   -----   -----
NET REVENUES:
  Product...................................................   70.0%   67.5%   69.8%
  Service...................................................   30.0    32.5    30.2
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
                                                              -----   -----   -----
COST OF REVENUES:
  Product...................................................   23.6    24.2    24.7
  Service...................................................   14.7    14.4    15.0
                                                              -----   -----   -----
          Total cost of revenues............................   38.3    38.6    39.7
                                                              -----   -----   -----
GROSS MARGIN................................................   61.7    61.4    60.3
                                                              -----   -----   -----
OPERATING EXPENSES:
  Engineering, research and development.....................   10.5    10.7    11.5
  Selling, general and administrative.......................   33.8    35.2    35.6
                                                              -----   -----   -----
          Total operating expenses..........................   44.3    45.9    47.1
                                                              -----   -----   -----
INCOME FROM OPERATIONS......................................   17.4    15.5    13.2
OTHER INCOME (EXPENSE), Net.................................    1.0     0.5     0.3
                                                              -----   -----   -----
INCOME BEFORE INCOME TAXES..................................   18.4    16.0    13.5
INCOME TAX PROVISION (BENEFIT):.............................    2.4      --      --
                                                              -----   -----   -----
          NET INCOME........................................   16.0    16.0    13.5
                                                              =====   =====   =====
INCOME BEFORE INCOME TAXES..................................   18.4    16.0    13.5
PRO FORMA INCOME TAXES......................................    6.8     6.0     5.1
                                                              -----   -----   -----
          PRO FORMA NET INCOME..............................   11.6%   10.0%    8.4%
                                                              =====   =====   =====

     The following table sets forth, for each component of net revenues, the cost of such revenues as a percentage of such revenues for the periods indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1997    1996    1995
                                                              -----   -----   -----
Cost of product revenues....................................   33.7%   35.8%   35.5%
Cost of service revenues....................................   48.9%   44.4%   49.5%

REVENUES

     Product. The Company increased its product revenues by 30.3% from $24.6 million in 1995 to $32.1 million in 1996, and by 43.6% to $46.1 million in 1997. The increase in product revenues was due to continued strong demand for the intelligent call center management solutions provided by the Company's products, new product offerings and increased sales and marketing efforts. Over this period, the call center solutions provided by the Company were expanded by the introduction of PhoneFrame CS in the first half of 1995, the introduction of Magellan in the fourth quarter of 1996, and the introduction of PhoneFrame Explorer in the fourth quarter of 1997.

     Service. The Company increased its service revenues by 45.0% from $10.7 million in 1995 to $15.5 million in 1996, and by 27.6% to $19.7 million in 1997. Service revenues increased primarily due to an increase in the number of post-contract maintenance support agreements and, to a lesser degree, from revenues generated by installation of new systems and upgrades to existing systems.

COST OF REVENUES

     Product. The cost of product revenues includes the cost of material, cost of sublicensing third-party software and employee-related costs for product assembly. Cost of product revenues increased from $8.7 million, or 35.5% of related product revenues, in 1995, to $11.5 million, or 35.8% of related product revenues, in 1996, and to $15.5 million, or 33.7% of related product revenues, in 1997. The increase in absolute dollars in the cost of product revenues was due to the increase in the volume of shipments of the Company's products. The 1996 increase, as a percentage of product revenues, was primarily due to lower per unit sales prices and a $701,000 increase in inventory obsolescence expense, which were partially offset by product cost reductions. The increase in inventory obsolescence expense was due to the write-off of returned inventory, which was deemed to be no longer saleable due to technological advances in the Company's products, and a change in the estimated net realizable value of component parts. The 1997 decrease, as a percentage of product revenues, was primarily due to product design improvements and reduced material purchase costs.

     Service. The cost of service revenues is primarily comprised of employee-related costs for customer support, consulting and field service personnel and fees paid to third-parties for installation services and post-installation hardware maintenance services. Cost of service revenues increased from $5.3 million, or 49.5% of related service revenues, in 1995, to $6.9 million, or 44.4% of related service revenues, in 1996, and to $9.6 million, or 48.9% of related product revenues, in 1997. The increase in absolute dollars in the cost of service revenues was primarily due to the increase in service personnel to support the larger installed customer base and higher volume of installations. The 1996 decrease, as a percentage of service revenues, was primarily due to operational efficiencies, reduced third-party hardware maintenance fees and improved functionality within the software to facilitate the installation. The 1997 increase, as a percentage of service revenues, was primarily due to increases in support service personnel, increases in the salary compensation levels and higher third-party hardware maintenance fees.

OPERATING EXPENSES

     Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with software, voice processing and CTI technology development. Also included are outside contractor costs for development projects and expendable equipment purchases. Engineering, research and development costs increased from $4.1 million, or 11.5% of revenues, in 1995 to $5.1 million, or 10.7% of revenues, in 1996, and to $6.9 million, or 10.5% of revenues, in 1997. The increase in absolute dollars resulted primarily from the addition of developers and outside contractors to support the Company's new product development efforts, which resulted in the release of PhoneFrame CS 2.0 and Magellan in 1996 and PhoneFrame Explorer in 1997. The Company intends to continue to invest heavily in product development activities. As a result, engineering, research and development costs are expected to increase in absolute dollars and may increase as a percentage of revenues in the future.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. Selling, general and administrative costs increased from $12.6 million, or 35.6% of revenues, in 1995 to $16.8 million, or 35.2% of revenues, in 1996, and to $22.3 million, or 33.8% of revenues, in 1997. These increases in absolute dollars were primarily related to the expansion of the Company's sales and marketing resources, increased commission expenses due to higher sales, and increased levels of marketing activities. The decreases as a percentage of total revenues were primarily a result of leveraging the infrastructure and improvements to operating efficiencies. The Company intends to continue to expand its sales, marketing and sales support operations in 1998. As result, selling, general and administrative costs are expected to increase in absolute dollars and may increase as a percentage of revenue in the future.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net. Other income (expense), net increased from $88,000 in 1995 to $261,000 in 1996 and to $662,000 in 1997. The increase in
1996 was primarily attributable to foreign exchange gains, as the British pound strengthened against the U.S. dollar. The increase in 1997 was primarily due to interest income earned on the Company's investments in marketable securities, which increased substantially due to the net proceeds of the June, 1997, initial public offering of its stock and the $11.2 million of positive cash flow from operations recorded during 1997.

INCOME TAX PROVISION (BENEFIT)

     Income Taxes. In connection with the initial public offering on June 4, 1997, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, is subject to federal and state income taxes. Upon the conversion, the Company recognized a one-time benefit by recording deferred tax assets of $1,473,000. Subsequent to its conversion, the Company also recorded tax provisions at the effective tax rate of 37.0% in 1997.

     Pro Forma Income Taxes. Pro forma income taxes increased from $1.8 million in 1995 to $2.8 million in 1996 and to $4.5 million in 1997. The Company's pro forma effective tax rates were 37.8% in 1995, 37.2% in 1996, and 37.0% in 1997. The Company expects its effective tax rate to decrease for 1998. (See Note 3 of the Notes to Financial Statements.)

QUARTERLY RESULTS OF OPERATIONS

     The Company's revenues and operating results could vary substantially from quarter to quarter. Among the factors that could cause these variations are changes in the demand for the Company's products, the level of product and price competition, the length of the Company's sales process, the size and timing of individual transactions, the mix of products and services sold, software defects and other product quality problems, any delay in or cancellation of customer installations, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and enhancements by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, commercial strategies adopted by competitors, changes in foreign currency exchange rates, customers' fiscal constraints, the Company's ability to control costs and general economic conditions. In addition, a limited number of relatively large customer orders has accounted for and is likely to continue to account for a substantial portion of the Company's total revenues in any particular quarter. Sales of the Company's software products generally involve a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often lengthy and subject to delays associated with the long approval process that accompanies significant customer initiatives or capital expenditures. The Company's sales cycle, from initial trial to complete installation, varies substantially from customer to customer. Because a high percentage of the Company's costs are for staffing and operating expenses and are fixed in the short term, based on anticipated revenue levels, variations between anticipated order dates and actual order dates, as well as non-recurring or unanticipated large orders, can cause significant variations in the Company's operating results from quarter to quarter.

FINANCIAL CONDITION

     Total assets as of December 31, 1997, were $56.4 million, an increase of $29.3 million from December 31, 1996. The increase was primarily due to increases in cash, cash equivalents and marketable securities, accounts receivable, net property and equipment and the establishment of deferred tax assets. Cash, cash equivalents and marketable securities increased by $21.0 million, primarily due to the net proceeds from the initial public offering in June, 1997, and positive operating cash flow during 1997. Accounts receivable increased $3.9 million primarily due to increased sales levels. Net property and equipment increased by $2.2 million primarily due to purchases of equipment and software to support the increased number of employees and communications equipment used for development purposes.

     Current liabilities as of December 31, 1997, were $19.1 million, an increase of $2.9 million from December 31, 1996. The increase was primarily due to an increase in accounts payable and accrued liabilities partially offset by a decrease in the note payable to a stockholder which was paid in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through internally generated cash flow. The Company's operating activities generated cash of $7.5 million in 1995, $9.3 million in 1996 and $11.2 million in 1997. In 1996, the Company's cash was generated by net income, an increase in customer deposits and offset by an increase in accounts receivable. In 1997, the Company's cash was generated by net income, an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable and a decrease in customer deposits.

     The Company's investing activities used cash of $1.7 million in 1995, $1.5 million in 1996 and $27.5 million in 1997. The Company's use of cash was primarily for the purchase of capital equipment and software to support the Company's growth and the investment in marketable securities. The increase from 1996 to 1997 of funds available for investing is principally due to the proceeds from the Company's initial public offering in 1997.

     The Company's financing activities used cash of $5.2 million in 1995, $3.8 million in 1996 and generated $13.2 million in 1997. During 1997, the Company received $36.0 million of cash from the initial public offering of its stock. The Company paid out $22.8 million to stockholders in distributions or repayments of notes payable to stockholders. The balance was invested in marketable securities.

     As of December 31, 1997, the Company had working capital of $32.3 million. Cash and marketable securities were $30.8 million. The Company estimates that it will incur capital expenditures of approximately $4.0 million in 1998, related to anticipated increased capital needs of technology and facility upgrades, and support of increased staffing. The Company believes that existing cash and marketable securities and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months.

YEAR 2000 COMPLIANCE

     The Company has completed an initial assessment of its internal systems and received confirmation from its principal suppliers that the systems either are or will be Year 2000 compliant. Neither the cost nor impact of any necessary compliance efforts are expected to be material.

     The Company also has evaluated its products for issues relating to Year 2000 compliance. Although the Company has made substantial changes to its current products to ensure Year 2000 compliance, no assurance can be made that the Products will, in fact, operate correctly. In the event that Year 2000 related defects are detected, the Company will necessarily have to redirect resources from development of other products which could result in delays in deploying additional products and features. The Company has initiated a comprehensive program through which it is making available to existing customers upgrades for currently installed products which are not Year 2000 compliant. See Risk Factors -- Risks Associated with Technological Advances; Necessity of Developing New Products; Compliance to Industry Requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." Statement of Financial Accounting Standards ("SFAS") No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for the Company's fiscal year ending December 31, 1998. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for the

Company's fiscal year ending December 31, 1998. The Company does not expect that SFAS No. 131 will require significant revision of prior disclosures.

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The standard is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has adopted the standard during the first quarter of fiscal 1998. The adoption of the standard is not expected to have significant impact on the Company's financial statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                                 TOGETHER WITH
                                AUDITORS' REPORT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................    19
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................    20
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996, and 1995.........................    21
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............    22
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996, and 1995.........................    23
Notes to Consolidated Financial Statements..................    24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Melita International Corporation:

     We have audited the accompanying consolidated balance sheets of MELITA INTERNATIONAL CORPORATION (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Melita International Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 30, 1998

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                        IN THOUSANDS, EXCEPT SHARE DATA

                                                               1997      1996
                                                              -------   -------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 6,845   $ 9,849
  Marketable securities.....................................   23,969        --
  Accounts receivable, net of allowance for doubtful
    accounts of $876 and $487 at December 31, 1997 and 1996,
    respectively............................................   15,796    11,860
  Inventories...............................................    2,461     2,442
  Deferred taxes............................................    2,035        --
  Prepaid expenses and other................................      251       170
                                                              -------   -------
         Total current assets...............................   51,357    24,321
                                                              -------   -------
PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures....................................    1,648     1,361
  Equipment.................................................    8,195     5,476
  Leasehold improvements....................................      831       343
                                                              -------   -------
         Total property and equipment.......................   10,674     7,180
         Less accumulated depreciation......................    5,735     4,456
                                                              -------   -------
         Net property and equipment.........................    4,939     2,724
Other assets................................................       99        24
                                                              -------   -------
                                                              $56,395   $27,069
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 5,326   $ 2,429
  Accrued liabilities.......................................    7,763     4,210
  Deferred revenue..........................................    4,029     3,065
  Customer deposits.........................................    1,988     3,849
  Current maturities of note payable to stockholder (Note
    2)......................................................       --     2,625
  Current maturities of capital lease obligations (Note
    5)......................................................       --        19
                                                              -------   -------
         Total current liabilities..........................   19,106    16,197
                                                              -------   -------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock:
  Melita International Corporation, no par value; 20,000,000 shares authorized, 0 shares issued and outstanding at
    December 31, 1997, and 1996.............................       --        --
Common stock:
  Melita International Corporation, no par value;
    100,000,000 shares authorized, 15,168,395 shares issued
    and outstanding at December 31, 1997, and 8,000,000
    shares issued and outstanding at December 31, 1996......       69         2
  Melita Europe Limited, L1 par value; 50,000 shares
    authorized, no shares issued and outstanding at December
    31, 1997 and 31,328 shares issued and outstanding at
    December 31, 1996.......................................       --        46
  Inventions, Inc., $5 par value; 100 shares authorized, no
    shares issued and outstanding December 31, 1997, 100
    shares issued and outstanding December 31, 1996.........       --         1
  Additional paid-in capital................................   36,046        20
  Net change in unrealized gains of marketable securities...       15        --
  Foreign currency translation adjustment...................       15        35
  Retained earnings.........................................    1,144    10,768
                                                              -------   -------
         Total stockholders' equity.........................   37,289    10,872
                                                              -------   -------
                                                              $56,395   $27,069
                                                              =======   =======

   The accompanying notes are an integral part of these consolidated balance sheets.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      IN THOUSANDS, EXCEPT PER SHARE DATA

                                                               1997      1996      1995
                                                              -------   -------   -------
NET REVENUES:
Product.....................................................  $46,065   $32,077   $24,620
Service.....................................................   19,725    15,463    10,662
                                                              -------   -------   -------
          Total revenues....................................   65,790    47,540    35,282
                                                              -------   -------   -------
COST OF REVENUES:
Product.....................................................   15,531    11,494     8,730
Service.....................................................    9,642     6,863     5,282
                                                              -------   -------   -------
          Total cost of revenues............................   25,173    18,357    14,012
                                                              -------   -------   -------
GROSS MARGIN................................................   40,617    29,183    21,270
                                                              -------   -------   -------
OPERATING EXPENSES:
Engineering, research and development.......................    6,880     5,070     4,050
Selling, general, and administrative........................   22,320    16,765    12,559
                                                              -------   -------   -------
          Total operating expenses..........................   29,200    21,835    16,609
                                                              -------   -------   -------
INCOME FROM OPERATIONS......................................   11,417     7,348     4,661
OTHER INCOME (EXPENSE), NET.................................      662       261        88
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES..................................   12,079     7,609     4,749
                                                              -------   -------   -------
INCOME TAX PROVISION (BENEFIT):
Tax provision as C corporation..............................    3,023        --        --
Deferred tax adjustment.....................................   (1,473)       --        --
                                                              -------   -------   -------
NET INCOME..................................................  $10,529   $ 7,609   $ 4,749
                                                              =======   =======   =======

INCOME BEFORE INCOME TAXES..................................  $12,079   $ 7,609   $ 4,749
PRO FORMA INCOME TAXES......................................    4,469     2,827     1,794
                                                              -------   -------   -------
PRO FORMA NET INCOME........................................  $ 7,610   $ 4,782   $ 2,955
                                                              =======   =======   =======
EARNINGS PER SHARE:
Basic earnings per share....................................  $  0.76   $  0.63   $  0.39
                                                              =======   =======   =======
Diluted earnings per share..................................  $  0.73   $  0.62   $  0.38
                                                              =======   =======   =======
Pro forma basic earnings per share..........................  $  0.55   $  0.40   $  0.24
                                                              =======   =======   =======
Pro forma diluted earnings per share........................  $  0.53   $  0.39   $  0.24
                                                              =======   =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic.......................................................   13,832    12,088    12,088
                                                              =======   =======   =======
Diluted.....................................................   14,386    12,363    12,338
                                                              =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  FOREIGN     UNREALIZED
                                                COMMON STOCK       ADDITIONAL    CURRENCY      GAIN ON
                                             -------------------    PAID-IN     TRANSLATION   MARKETABLE   RETAINED
                                               SHARES     AMOUNT    CAPITAL     ADJUSTMENT    SECURITIES   EARNINGS    TOTAL
                                             ----------   ------   ----------   -----------   ----------   --------   --------
BALANCE, December 31, 1994.................   8,031,428    $49      $    20        $  5          $--       $  7,030   $  7,104
  Net income before pro forma income
    taxes..................................          --     --           --          --           --          4,749      4,749
  Cash distributions to stockholders.......          --     --           --          --           --         (5,196)    (5,196)
  Foreign currency translation
    adjustment.............................          --     --           --          --           --             --         --
                                             ----------    ---      -------        ----          ---       --------   --------
BALANCE, December 31, 1995.................   8,031,428     49           20           5           --          6,583      6,657
  Net income before pro forma income
    taxes..................................          --     --           --          --           --          7,609      7,609
  Cash distributions to stockholders.......          --     --           --          --           --         (3,424)    (3,424)
  Foreign currency translation
    adjustment.............................          --     --           --          30           --             --         30
                                             ----------    ---      -------        ----          ---       --------   --------
BALANCE, December 31, 1996.................   8,031,428     49           20          35           --         10,768     10,872
  Net income before pro forma income
    taxes..................................          --     --           --          --           --         10,529     10,529
  Issuance of common stock.................   4,025,000     --       36,046          --           --             --     36,046
  Issuance of stock in combination
    transaction (Note 1)...................   3,143,395     67          (20)         --           --             --         47
  Cancellation of stock in combination
    transaction (Note 1)...................     (31,428)   (47)          --          --           --             --        (47)
  Note and cash distributions to
    stockholders...........................          --     --           --          --           --        (20,153)   (20,153)
  Unrealized gain on marketable
    securities.............................          --     --           --          --           15             --         15
  Foreign currency translation
    adjustment.............................          --     --           --         (20)          --             --        (20)
                                             ----------    ---      -------        ----          ---       --------   --------
BALANCE, December 31, 1997.................  15,168,395    $69      $36,046        $ 15          $15       $  1,144   $ 37,289
                                             ==========    ===      =======        ====          ===       ========   ========

 The accompanying notes are an integral part of these consolidated statements.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                1997      1996      1995
                                                              --------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Pro forma net income........................................  $  7,610   $ 4,782   $ 2,955
Adjustments to reconcile pro forma net income to net cash
  provided by operating activities:
  Pro forma income taxes....................................     1,446     2,827     1,794
  Deferred taxes............................................      (562)       --        --
  Depreciation and amortization.............................     1,279     1,141       997
  Loss (gain) on sale of property and equipment.............        --         6       (51)
  Changes in assets and liabilities:
     Accounts receivable....................................    (3,935)   (2,657)   (1,095)
     Inventories............................................       (19)      585      (990)
     Prepaid expenses and other assets......................       (81)      172       165
     Accounts payable.......................................     2,897      (334)    1,595
     Accrued liabilities....................................     3,552       794       161
     Deferred revenue.......................................       964       472       607
     Customer deposits......................................    (1,861)    1,417     1,416
     Other, net.............................................       (95)       63       (18)
                                                              --------   -------   -------
          Total adjustments.................................     3,585     4,486     4,581
                                                              --------   -------   -------
          Net cash provided by operating activities.........    11,195     9,268     7,536
                                                              --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (3,494)   (1,531)   (1,879)
  Purchases of marketable securities........................   (23,954)       --        --
  Proceeds from sale of property and equipment..............        --        --       132
                                                              --------   -------   -------
          Net cash used in investing activities.............   (27,448)   (1,531)   (1,747)
                                                              --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations....................       (19)      (48)      (40)
  Net proceeds from issuance of common stock................    36,046        --        --
  Repayment of notes payable to stockholder.................    (2,625)       --        --
  Repayment of notes payable to stockholder representing
     distributions..........................................   (12,900)     (375)       --
  Distributions to stockholder..............................    (7,253)   (3,424)   (5,196)
                                                              --------   -------   -------
          Net cash provided by (used in) financing
            activities......................................    13,249    (3,847)   (5,236)
                                                              --------   -------   -------
          NET CHANGE IN CASH AND CASH EQUIVALENTS...........    (3,004)    3,890       553
CASH AND CASH EQUIVALENTS, beginning of year................     9,849     5,959     5,406
                                                              --------   -------   -------
CASH AND CASH EQUIVALENTS, end of year......................  $  6,845   $ 9,849   $ 5,959
                                                              ========   =======   =======
MARKETABLE SECURITIES.......................................  $ 23,969   $    --        --
                                                              ========   =======   =======
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES............  $ 30,814   $ 9,849   $ 5,959
                                                              ========   =======   =======
CASH PAID FOR INTEREST DURING THE YEAR......................  $    335   $   279   $   302
                                                              ========   =======   =======
INCOME TAXES PAID...........................................  $  3,198   $    --        --
                                                              ========   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Melita International Corporation (the "Company") is a leading provider of integrated customer interaction and intelligent call management solutions that enable customers to operate efficient call centers. The Company's principal product is an integrated suite of client/server software applications and hardware that provides outbound and blended call management solutions. Melita offers periodic ongoing maintenance support for its products, as well as fee-based installation, training, and consulting services. The Company markets its products worldwide through direct sales forces and through distributors in Europe, Latin America and the Pacific Rim.

COMPLETION OF INITIAL PUBLIC OFFERING

     On June 4, 1997, the Company completed an initial public offering (the "Offering") of 4,025,000 shares at $10 per share resulting in net proceeds of $36,046,000.

BASIS OF COMBINATION

     Prior to June 4, 1997, the financial statements are presented on a combined basis and include the accounts of Melita International Corporation ("Melita"), Melita Europe Limited ("Melita Europe") and Inventions, Inc. ("Inventions"), since all were under common control. All significant intercompany accounts and transactions have been eliminated in combination.

     Concurrent with the Offering, the stockholders of Melita Europe and Inventions contributed their respective shares in exchange for 3,143,395 shares of Melita. The combination was treated similar to a pooling of interest and no step-up basis was recorded as the entities involved were under common control.

PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements since June 4, 1997 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

MARKETABLE SECURITIES

     The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes raw materials, labor, and overhead. Market is defined as replacement cost for work in progress and purchased parts and net realizable value for finished goods. Inventories consist of the following at December 31, 1997 and 1996 (in thousands):

                                                               1997      1996
                                                              ------    ------
Raw materials...............................................  $1,251    $1,055
Work in process.............................................     457       337
Finished goods..............................................     753     1,050
                                                              ------    ------
Total inventories...........................................  $2,461    $2,442
                                                              ======    ======

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. The straight-line method of depreciation was adopted for property placed in service after September 30, 1997. Prior to September 30, 1997 an accelerated method was used. The difference between the accelerated method and the straight-line method was immaterial. The estimated useful lives are as follows:

Furniture and fixtures.............................  Five to seven years
Equipment..........................................  Three to seven years
Leasehold improvements.............................  Remaining life of lease

INCOME TAXES

     In connection with the Offering, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, is subject to federal and state income taxes. Upon the conversion, the Company recognized a one-time benefit by recording deferred tax assets of $1,473,000.

     Prior to June 4, 1997, Melita and Inventions were organized as S corporations under the Internal Revenue Code and, therefore, were not subject to federal income taxes. The income or loss of Melita and Inventions was included in the stockholders' individual federal and state tax returns, and as such, no provision for income taxes was recorded in the accompanying combined statements of operations. The Company historically made distributions to cover the stockholders' anticipated tax liability.

     The accompanying financial statements prior to June 4, 1997 reflect a provision for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the years presented. The pro forma income tax provision has been computed by applying the Company's anticipated statutory tax rate to pretax income, adjusted for permanent tax differences (Note 3).

FOREIGN CURRENCY TRANSLATION

     The financial statements of Melita Europe are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets of Melita Europe are translated at the current rates of exchange at December 31. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in stockholders' equity. The Company has recognized foreign exchange gains (losses) of approximately ($20,000), $162,000 and ($2,000) in 1997, 1996 and 1995,
respectively.

REVENUE RECOGNITION

     The Company generates product revenues primarily from the sale and licensing of its call center systems or software. The Company's service revenues are generated from maintenance contracts which include

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES support, parts and labor, and software update rights. Service revenues also include fee-based installation, training, and consulting services.

     The Company recognizes product revenues upon shipment of the product and when the Company has no significant obligations yet to be satisfied. The Company's sales contracts provide for certain payment terms normally based upon signing the contract, customer receipt of the product, and commencement of operation of the customer's system.

     Revenues from maintenance contracts are recognized ratably over the term of the contractual support period, which ranges up to five years. If maintenance is included in the original integrated product contract, such amounts are unbundled from the license fee based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of the Company's hardware and software products. Revenues from consulting, installation, and training services are recognized as the services are performed.

     Deferred revenues primarily relate to products that have not yet been delivered and maintenance services which have been paid by the customers prior to the performance of those services. Deferred revenue amounted to $4,029,000 and $3,065,000 at December 31, 1997 and 1996, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Research and development expenditures are charged to expenses as incurred. Software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company has defined technological feasibility of its products as the point in time at which the Company has a working model of the related product, which is when the product has achieved "beta" status. Historically, the development costs incurred during the period between the achievement of beta status by a product and the point at which the product is available for general release to customers have not been material. Accordingly, the Company has concluded that the amount of development costs capitalizable under the provisions of SFAS No. 86 was not material to the financial statements for the years ended December 31, 1997, 1996 and 1995. Therefore, the Company has charged all software development costs to expense as incurred for the years ended December 31, 1997, 1996 and 1995.

WARRANTY COSTS

     The Company generally warranties its products for 90 days and provides for estimated warranty costs upon shipment of such products. Warranty costs have not been and are not anticipated to be significant.

CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets for which the Company's services are provided as well as their dispersion across many different geographic areas. As a result, as of December 31, 1997 and 1996, the Company did not consider itself to have any significant concentrations of credit risk. During 1997, only BancOne Services Corporation, at 11.8%, accounted for greater than 10% of revenues. In 1997, 1996 and 1995 the Company's five largest customers accounted for approximately 27.9%, 24.5% and 25.0% respectively, of its total revenues. These sales were predominantly to customers in the financial services industry. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenues in any particular period for the foreseeable future.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRO FORMA BASIC AND DILUTED NET INCOME PER SHARE

     Pro forma basic earnings per share are computed using pro forma net income divided by (i) the weighted average number of shares of common stock outstanding ("Weighted Shares") for the period presented including the number of shares issued in the combination of Melita, Melita Europe and Inventions discussed in
Note 1; and (ii) the number of shares pursuant to Staff Accounting Bulletin 1B.3 that, at the assumed public offering price, would yield proceeds in the amount necessary to pay the distribution to the majority stockholder as a result of the Offering that are not covered by the earnings for the year ("Distribution Shares").

     The only difference between basic and diluted net income per share is the result of the treasury stock method effect of common equivalent shares (CESs). Pro forma diluted net income per share is computed using pro forma net income divided by (i) Weighted Shares, (ii) the Distribution Shares and (iii) the treasury stock method effect of CESs outstanding for each period presented of 554,000; 275,000 and 250,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values of accounts receivable, accounts payable, and other financial instruments approximate their fair values at December 31, 1997 and 1996 principally because of the short-term maturities of these instruments.

ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1997 and 1996 include the following (in thousands):

                                                               1997       1996
                                                              ------     ------
Accrued salaries and wages..................................  $3,279     $2,437
Other current liabilities...................................   4,169      1,496
Accrued rent................................................     315        277
                                                              ------     ------
          Total accrued liabilities.........................  $7,763     $4,210
                                                              ======     ======

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for the Company's fiscal year ending December 31, 1998. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for the Company's fiscal year ending December 31, 1998. The Company does not expect that SFAS No. 131 will require significant revision of prior disclosures.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

     December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition." The standard is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the standard during the first quarter of fiscal 1998. The adoption of the standard is not expected to have a significant impact on the Company's financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.  NOTES PAYABLE TO STOCKHOLDER

     Notes payable to stockholder during the years ended December 31, 1997 and 1996 is as follows (in thousands):

                                                               1997       1996
                                                              ------     ------
Note payable to stockholder; due in equal quarterly
  installments of $187,500 beginning July 1, 1996, interest
  payable monthly at the prime rate plus 1%.................  $   --     $2,625
Less current maturities.....................................      --      2,625
                                                              ------     ------
Note payable to stockholder, net of current maturities......  $   --     $   --
                                                              ======     ======

     Interest paid to stockholder was $335,000, $271,000 and $294,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In 1997, the Company issued notes payable in the amount of $12,900,000 representing undistributed earnings through December 31, 1996. Additionally, the Company accumulated earnings of $7,253,000 through the closing date of the Offering. With the proceeds from the Offering, the Company paid the $2,625,000 and the $12,900,000 notes payable and the $7,253,000 of additional accumulated earnings through the closing date of the Offering.

3.  INCOME TAXES

     In connection with the Offering, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, is subject to federal and state income taxes. The components of the total deferred tax assets as of December 31, 1997 are as follows (in thousands):

Deferred tax assets and liabilities:
  Deferred revenue..........................................  $1,207
  Accrued liabilities.......................................     230
  Allowance for doubtful accounts...........................     263
  Depreciation..............................................     (70)
  Inventory.................................................     405
                                                              ------
          Total deferred tax assets.........................  $2,035
                                                              ======

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following summarizes the components of the pro forma income tax provision for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                            1997      1996      1995
                                                           ------    ------    ------
Current domestic taxes:
  Federal................................................  $4,405    $2,775    $1,572
  State..................................................     517       326       185
Foreign taxes............................................     109       (75)        2
Deferred taxes...........................................    (562)     (199)       35
                                                           ------    ------    ------
          Pro forma tax provision........................  $4,469    $2,827    $1,794
                                                           ======    ======    ======

     A reconciliation from the federal statutory rate to the pro forma tax provision for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                              1997    1996    1995
                                                              ----    ----    ----
Statutory federal tax rate..................................  34.0%   34.0%   34.0%
State income taxes, net of federal tax benefit..............   4.0     4.0     4.0
Foreign operations..........................................  (1.2)   (1.3)   (0.9)
Other.......................................................   0.2     0.5     0.7
                                                              ----    ----    ----
          Pro forma effective tax rate......................  37.0%   37.2%   37.8%
                                                              ====    ====    ====

4.  BENEFIT PLAN

     Melita has a defined contribution profit-sharing plan (the "Plan") for substantially all Melita employees meeting the eligibility requirements as defined in the plan agreement. The Plan provides for annual contributions by Melita at the discretion of the board of directors. The Plan also contains a 401(k) feature which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions. Total contributions by Melita to the Plan were $429,000, $119,000 and $90,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     At December 31, 1997, the future minimum operating lease payments (including leases with related parties) under noncancelable operating leases were as follows (in thousands):

1998........................................................  $  663
1999........................................................     631
2000........................................................     620
2001........................................................     600
2002........................................................     607
Thereafter..................................................   1,768
                                                              ------
          Total future minimum lease payments...............  $4,889
                                                              ======

     The Company's leases are primarily for equipment and rental of facilities. Total rental expense for operating leases was $714,000, $751,000 and $728,000 in 1997, 1996 and 1995, respectively.

     In August 1994, the Company entered into a lease agreement with an unrelated party to lease land and buildings commencing April 1995. The agreement provides for annual rentals of approximately $542,000 to $636,000 per year over a ten-year term. In November 1995, the Company's majority stockholder purchased

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES the land and buildings and now rents them to the Company under the terms of the original lease. Rent expense paid to the stockholder was $544,000, $543,000 and $60,000 in 1997, 1996 and 1995, respectively.

LEGAL MATTERS

     Many of the Company's installations involve products that are critical to the operations of its clients' businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances.

     The Company is not currently a party to any material legal proceedings.

6.  STOCK OPTION PLANS

     During 1992, the Company approved a stock option plan (the "1992 Plan") for key employees for which 640,000 shares of common stock were authorized for use in the plan. During 1995, the number of authorized shares was increased to 1,000,000 shares of common stock. Options are granted at the fair market value and are exercisable based on the specific terms of the grant up to ten years from the grant date. Options granted primarily vest ratably over a four- or five-year employment period. The Company reserved the right to purchase vested options at the then-estimated fair market value prior to the date of an IPO. During 1996 and 1995, the Company purchased 30,250 and 44,294 respectively, vested but unexercisable options held by terminated employees for $39,774 and $2,658, respectively. No options were purchased during 1997. Cash paid to repurchase options is expensed as incurred.

     On February 6, 1997, the Company approved the 1997 Stock Option Plan (the "1997 Plan") for which 1,350,000 shares of common stock were authorized for issuance, less any options issued under the 1992 Plan. Options are granted at the fair market value and are exercisable based on the specific terms of the grant up to ten years from the grant date. The options vest primarily over a four-year period subject to acceleration upon the achievement of certain performance measures.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Activity for the 1992 Plan and 1997 Plan is as follows:

                                                                             OPTION
                                                               OPTIONS       PRICE
                                                              ---------   ------------
OUTSTANDING AT DECEMBER 31, 1993............................    303,848    $2.75-$2.96
Granted.....................................................     36,375           2.91
Exercised...................................................         --
Forfeited/repurchased.......................................    (58,098)     2.75-2.96
                                                              ---------
OUTSTANDING AT DECEMBER 31, 1994............................    282,125      2.75-2.96
Granted.....................................................    740,525      2.81-3.00
Exercised...................................................         --
Forfeited/repurchased.......................................   (161,200)          2.81
                                                              ---------
OUTSTANDING AT DECEMBER 31, 1995............................    861,450      2.75-3.00
Granted.....................................................    133,785           4.07
Exercised...................................................         --
Forfeited/repurchased.......................................    (57,463)     2.75-4.07
                                                              ---------
OUTSTANDING AT DECEMBER 31, 1996............................    937,772      2.75-4.07
Granted.....................................................    457,325     5.50-10.00
Exercised...................................................         --
Forfeited/repurchased.......................................   (120,309)    2.91-10.00
                                                              ---------
OUTSTANDING AT DECEMBER 31, 1997............................  1,274,788     2.75-10.00
                                                              =========

     At December 31, 1997, options to purchase 75,212 shares were available for future grant and 498,638 shares were exercisable. At December 31, 1996, options to purchase 62,228 shares were available for future grant and no shares were exercisable due to the stock option plan provision for the exercise date noted above.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

     The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                                   1997         1996         1995
                                                 ---------    ---------    ---------
Risk-free interest rate........................  5.7%-6.5%    5.4%-6.5%    6.0%-7.8%
Expected dividend yield........................         --           --           --
Expected lives.................................    5 years      5 years      5 years
Expected volatility............................        65%          65%          65%

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The total value of the options granted during the years ended December 31, 1997, 1996 and 1995 were computed as approximately $1,716,000, $264,000 and $996,000 respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the years ended December 31, 1997, 1996 and 1995 would have decreased to the following pro forma amounts (in thousands):

                                                            1997      1996      1995
                                                           ------    ------    ------
Pro forma net income:
  As reported in the financial statements................  $7,610    $4,782    $2,955
  Pro forma in accordance with SFAS No. 123..............   7,288     4,581     2,867
Pro forma basic net income per common and common
  equivalent share:
  As reported in the financial statements................     .55       .40       .24
  Pro forma in accordance with SFAS No. 123..............     .53       .38       .24
Pro forma diluted net income per common and common
  equivalent share:
  As reported in the financial statements................     .53       .39       .24
  Pro forma in accordance with SFAS No. 123..............     .51       .37       .23

                   NUMBER OF SHARES       WEIGHTED           NUMBER            WEIGHTED
                    OUTSTANDING AT        AVERAGE        EXERCISABLE AT        AVERAGE
EXERCISE PRICES    DECEMBER 31, 1997   EXERCISE PRICE   DECEMBER 31, 1997   EXERCISE PRICE
---------------    -----------------   --------------   -----------------   --------------
$2.75 -   $ 4.00         785,252          $2.8811            425,073           $2.8567
 4.01 -     8.00         226,536           4.9905             64,565            4.7114
 8.01 -    10.00         263,000           9.2676              9,000            9.1667
 2.75 -    10.00       1,274,788           4.5736            498,638            3.2107

7.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company is a multinational corporation with operations in the United States, Canada, Mexico and Europe. The following represents total revenues, net income and total assets of the following countries representing over 10% of the combined totals for years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                       1997        1996        1995
                                                      -------     -------     -------
United States:
  Total revenues....................................  $53,694     $37,568     $27,356
  Net income........................................    8,682       6,217       3,949
  Total assets......................................   51,612      23,799      19,305
Europe:
  Total revenues....................................  $ 7,347     $ 4,292     $ 3,252
  Net income........................................    1,680         452         125
  Total assets......................................    4,594       3,270       1,623
Other:
  Total revenues....................................  $ 4,749     $ 5,680     $ 4,674
  Net income........................................      167         940         675
  Total assets......................................      189          --          --

8.  STOCK RECAPITALIZATION

     On February 7, 1997, the Company and Inventions recapitalized their authorized, issued, and outstanding common stock by declaring a stock dividend of 99 shares of nonvoting common stock with respect to each

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES outstanding share of voting common stock. In connection with the stock dividend, the Company amended its articles of incorporation to increase its authorized capital stock to 2,000,000,000 shares, consisting of 20,000,000 shares of voting common stock and 1,980,000,000 shares of nonvoting common stock and Inventions amended its articles of incorporation to increase its authorized capital stock to 10,000 shares, consisting of 100 shares of voting common stock and 9,900 shares of nonvoting common stock. Concurrently on the effective date of the Offering, the Company effected a 100 to 1 reverse stock split to return the number of authorized shares to 20,000,000 shares and issued and outstanding shares to 8,000,000 shares. Accordingly, the financial statements reflect the capitalization of the Company as if the stock dividend and the reverse stock split occurred at the beginning of each period presented.

     Additionally, upon completion of the Offering, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, no par value per share, and 20,000,000 shares of preferred stock, no par value per share.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of the pro forma quarterly results of operations for the years ended December 31, 1997, 1996 and 1995 (in thousands except per share amounts):

                                        FIRST      SECOND       THIRD      FOURTH       TOTAL
                                       -------     -------     -------     -------     -------
1997
Net revenues.........................  $14,669     $15,530     $16,928     $18,663     $65,790
Gross margin.........................    8,902       9,532      10,488      11,695      40,617
Pro forma net income.................    1,425       1,665       2,083       2,437       7,610
Pro forma diluted earnings per
  share..............................      .11         .13         .13         .15         .53
1996
Net revenues.........................  $11,021     $11,886     $11,589     $13,044     $47,540
Gross margin.........................    7,133       7,163       7,027       7,860      29,183
Pro forma net income.................    1,278       1,299         909       1,296       4,782
Pro forma diluted earnings per
  share..............................      .10         .11         .07         .10         .39
1995
Net revenues.........................  $ 7,889     $ 7,665     $ 8,780     $10,948     $35,282
Gross margin.........................    5,012       4,723       5,049       6,486      21,270
Pro forma net income.................      713         544         695       1,003       2,955
Pro forma diluted earnings per
  share..............................      .06         .04         .06         .08         .24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE

To the Stockholders and the Board of Directors of Melita International Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Melita International Corporation (a Georgia Corporation) and Subsidiaries included in this Form 10-K and have issued our report thereon dated January 30, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 36 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 30, 1998

                        MELITA INTERNATIONAL CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT    CHARGED TO
                                              BEGINNING      COST AND                   BALANCE AT
                                               OF YEAR       EXPENSES     DEDUCTIONS    END OF YEAR
                                              ----------    ----------    ----------    -----------
1994
Allowance for doubtful accounts.............   $200,000     $  146,000    $  116,000     $230,000
Allowance for inventory obsolescence........     40,000         40,000        64,000       16,000
1995
Allowance for doubtful accounts.............   $230,000     $  117,000    $   16,000     $331,000
Allowance for inventory obsolescence........     16,000        130,000            --      146,000
1996
Allowance for doubtful accounts.............   $331,000     $  260,000    $  104,000     $487,000
Allowance for inventory obsolescence........    146,000        831,000       492,000      485,000
1997
Allowance for doubtful accounts.............   $487,000     $1,140,000    $  751,000     $876,000
Allowance for inventory obsolescence........    485,000        986,000       596,000      875,000

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1997 fiscal year ended December 31, 1997 under the heading "Election of Directors". Certain information regarding directors and executive officers of the Company is included in Part I,
Item 1 of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1997 fiscal year ended December 31, 1997 under the heading "Compensation and Other Information Concerning Directors and Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1997 fiscal year ended December 31, 1997 under the heading "Principal Holders of Voting Securities" and "Election of Directors".

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1997 fiscal year ended December 31, 1997 under the heading "Principal Holders of Voting Securities" and "Election of Directors".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements

             The financial statements of Melita International Corporation and reports of independent auditors as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

          2. Financial Statement Schedule

             (i) The Financial Statement Schedule of Melita International Corporation for the Years Ended December 31, 1997, 1996 and 1995 is filed as part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Melita International Corporation.

             (ii) Report of Independent Public Accountants on Financial Statement Schedule.

     (b) Reports on Form 8-K with respect to resignation of J. Neil Smith, President, filed December 9, 1997.

          (i) Report on Form 8-K with respect to the resignation of J. Neil Smith, President, filed December 9, 1997.

     (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   3.1     --  Amended and Restated Articles of Incorporation of the
               Company (incorporated by reference to Exhibit 3.3 to
               Amendment No. 1 to the Company's Registration Statement on
               Form S-1 No. 333-22855 filed March 28, 1997).
   3.2     --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 No. 333-22855 filed March
               28, 1997).
  10.1     --  Lease Agreement between the Company and 5051 Peachtree
               Corners Circle, L.L.C. (incorporated by reference to Exhibit
               10.1 to the Company's Registration Statement on Form S-1 No.
               333-22855 filed March 6, 1997).
  10.2     --  1992 Stock Option Plan effective June 4, 1992, as amended
               March 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 No.
               333-22855 filed March 6, 1997).
  10.3     --  1997 Stock Option Plan effective February 6, 1997, as
               amended October 21, 1997.
  10.4     --  Employee Stock Purchase Plan adopted March 1, 1997
               (incorporated by reference to Exhibit 10.4 to Amendment No.
               1 to the Company's Registration Statement on Form S-1 No.
               333-22855 filed March 28, 1997).
  10.5     --  401(k) Profit Sharing Plan as amended effective January 1,
               1993 (incorporated by reference to Exhibit 10.5 to the
               Company's Registration Statement on Form S-1 No. 333-22855
               filed March 6, 1997).
  10.6     --  Employment Agreement between the Company and Aleksander
               Szlam dated March 5, 1997 (incorporated by reference to
               Exhibit 10.6 to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 No. 333-22855 filed March
               28, 1997).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.7     --  Form of Tax Indemnification Agreement between the Company and certain shareholders of the Company (incorporated by
               reference to Exhibit 10.8 to the Company's Registration
               Statement on Form S-1 No. 333-22855 filed March 6, 1997).
  10.8     --  Form of Tax Indemnification Agreement between Inventions,
               Inc. and certain shareholders of Inventions, Inc.
               (incorporated by reference to Exhibit 10.9 to the Company's
               Registration Statement on Form S-1 No. 333-22855 filed March
               6, 1997).
  11.1     --  Statement re: Computation of per share earnings.
  21.1     --  List of subsidiaries of the Company.
  23.1     --  Consent of Arthur Andersen LLP.
  27.1     --  Financial Data Schedule (SEC use only).
  27.2     --  Restated Financial Data Schedule (SEC use only).
  27.3     --  Restated Financial Data Schedule (SEC use only).
  99.1     --  Private Securities Litigation Reform Act of 1995 Safe Harbor
               Compliance Statement for Forward-Looking Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MELITA INTERNATIONAL CORPORATION

                                          By:     /s/ ALEKSANDER SZLAM
                                            ------------------------------------
                                                      Aleksander Szlam
                                                 Chairman of the Board and
                                                  Chief Executive Officer

March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ ALEKSANDER SZLAM                   Chairman of the Board and Chief  March 30, 1998
-----------------------------------------------------    Executive Officer (Principal
                  Aleksander Szlam                       Executive Officer)

                  /s/ MARK B. ADAMS                    Vice President -- Finance and    March 30, 1998
-----------------------------------------------------    Chief Financial Officer
                    Mark B. Adams                        (Principal Financial and
                                                         Accounting Officer)

                  /s/ DON W. HUBBLE                    Director                         March 30, 1998
-----------------------------------------------------
                    Don W. Hubble

                 /s/ DONALD L. HOUSE                   Director                         March 30, 1998
-----------------------------------------------------
                   Donald L. House

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   3.1     --  Amended and Restated Articles of Incorporation of the
               Company (incorporated by reference to Exhibit 3.3 to
               Amendment No. 1 to the Company's Registration Statement on
               Form S-1 No. 333-22855 filed March 28, 1997).
   3.2     --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 No. 333-22855 filed March
               28, 1997).
  10.1     --  Lease Agreement between the Company and 5051 Peachtree
               Corners Circle, L.L.C. (incorporated by reference to Exhibit
               10.1 to the Company's Registration Statement on Form S-1 No.
               333-22855 filed March 6, 1997).
  10.2     --  1992 Stock Option Plan effective June 4, 1992, as amended
               March 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 No.
               333-22855 filed March 6, 1997).
  10.3     --  1997 Stock Option Plan effective February 6, 1997, as
               amended October 21, 1997.
  10.4     --  Employee Stock Purchase Plan adopted March 1, 1997
               (incorporated by reference to Exhibit 10.4 to Amendment No.
               1 to the Company's Registration Statement on Form S-1 No.
               333-22855 filed March 28, 1997).
  10.5     --  401(k) Profit Sharing Plan as amended effective January 1,
               1993 (incorporated by reference to Exhibit 10.5 to the
               Company's Registration Statement on Form S-1 No. 333-22855
               filed March 6, 1997).
  10.6     --  Employment Agreement between the Company and Aleksander
               Szlam dated March 5, 1997 (incorporated by reference to
               Exhibit 10.6 to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 No. 333-22855 filed March
               28, 1997).
  10.7     --  Form of Tax Indemnification Agreement between the Company and certain shareholders of the Company (incorporated by
               reference to Exhibit 10.8 to the Company's Registration
               Statement on Form S-1 No. 333-22855 filed March 6, 1997).
  10.8     --  Form of Tax Indemnification Agreement between Inventions,
               Inc. and certain shareholders of Inventions, Inc.
               (incorporated by reference to Exhibit 10.9 to the Company's
               Registration Statement on Form S-1 No. 333-22855 filed March
               6, 1997).
  11.1     --  Statement re: Computation of per share earnings.
  21.1     --  List of subsidiaries of the Company.
  23.1     --  Consent of Arthur Andersen LLP.
  27.1     --  Financial Data Schedule (SEC use only).
  27.2     --  Restated Financial Data Schedule (SEC use only).
  27.3     --  Restated Financial Data Schedule (SEC use only).
  99.1     --  Private Securities Litigation Reform Act of 1995 Safe Harbor
               Compliance Statement for Forward-Looking Statements.