Form 10-Q
period 1998-03-31
MELITA INTERNATIONAL CORP
filed 1998-05-15
CIK 1034956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

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
    (State or other Jurisdiction of         (I.R.S. Employer Identification
     Incorporation or Organization)                      Number)


                          5051 PEACHTREE CORNERS CIRCLE
                          NORCROSS, GEORGIA 30092-2500
                                 (770) 239-4330

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of May 1, 1998: 15,169,645 shares.

                                                                                         Page
                                                                                         ----
                               PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997.     3



Unaudited Consolidated Statements of  Operations  for the three months ended            4
    March 31, 1998 and 1997.

Unaudited Consolidated Statements of Cash Flows for the three months ended              5
    March 31, 1998 and 1997

Notes to Consolidated Financial Statements (Unaudited)                                  6


Item 2. Management's Discussion and Analysis of Financial Condition and                 8
    Results of Operations.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             10

Item 2.  Changes in Securities                                                         10

Item 3.  Defaults Upon Senior Securities                                               10

Item 4.  Submission of Matters to a Vote of Security Holders                           10

Item 5.  Other Information                                                             10

Item 6.  Exhibits and Reports on Form 8-K                                              10

Signatures                                                                             11

                        MELITA INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                 March 31,    December 31,
                                                   1998           1997
                                                 ---------    -----------
                                                (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                      $ 5,917        $ 6,845
   Marketable securities                           23,030         23,969
   Accounts receivable, net of
    allowance for doubtful
    accounts of $1,145 at March 31,
    1998 and $876 at December 31, 1997             20,080         15,796

   Inventories                                      2,619          2,461
   Deferred taxes                                   2,035          2,035
   Prepaid expenses and other                         381            251
                                                  -------        -------
      Total current assets                         54,062         51,357
Property and equipment, net of accumulated
  depreciation                                      5,720          4,939
Other assets                                          152             99
                                                  -------        -------
                                                  $59,934        $56,395
                                                  =======        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 5,295        $ 5,326
   Accrued liabilities                              8,973          7,763
   Deferred revenue                                 5,072          4,029
   Customer deposits                                  730          1,988
                                                  -------        -------
      Total current liabilities                    20,070         19,106

Stockholders' Equity
    Common Stock, no par value,
        100,000,000 shares authorized
        15,169,645 issued and outstanding
        at March 31, 1998 and 15,168,395
        issued and outstanding at
        December 31, 1997                              69             69
    Additional paid-in capital                     36,054         36,046
    Accumulated other comprehensive income             50             30
    Retained earnings                               3,691          1,144
                                                  -------        -------
Total stockholders' equity                         39,864         37,289
                                                  -------        -------
Total liabilities and stockholders' equity        $59,934        $56,395
                                                  =======        =======

The accompanying notes are an integral part of these consolidated balance sheets.

                        MELITA INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         For the three months ended
                                                  March 31,
                                            1998            1997
                                            ----            ----
Net revenues:
    Product                               $ 14,820        $ 10,265
    Service                                  5,552           4,404
                                          --------        --------
       Total revenues                       20,372          14,669

Cost of revenues:
    Product                                  4,760           3,836
    Service                                  2,787           1,931
                                          --------        --------
       Total cost of revenues                7,547           5,767
                                          --------        --------

Gross margin                                12,825           8,902
Operating expenses:
    Research and development                 2,295           1,381
    Selling, general and
    administrative                           6,822           5,134
                                          --------        --------
       Total operating expenses              9,117           6,515
                                          --------        --------
Income from operations                       3,708           2,387
Other income (expense), net                    273             (51)
                                          --------        --------
Income before income taxes                   3,981           2,336
Income tax provision (benefit):              1,433              16
                                          --------        --------
Net income after income tax               $  2,548        $  2,320
                                          ========        ========

Income before income taxes                   3,981           2,336
Pro forma income tax provision               1,433             911
(Note 6)                                  --------        --------

Pro forma net income                      $  2,548        $  1,425
                                          ========        ========
Earnings per share
    Basic                                 $   0.17        $   0.19
                                          ========        ========
    Diluted                               $   0.16        $   0.18
                                          ========        ========
Weighted average common and common
    equivalent shares
    Basic                                   15,168          12,453
    Diluted                                 15,992          12,647
Pro forma earnings per share
    Basic                                                 $   0.11
                                                          ========
    Diluted                                               $   0.11
                                                          ========

The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             For the three months ended
                                                                       March 31,
                                                                1998             1997
                                                                ----              ----
Cash flows from operating activities:
  Pro forma net income                                        $  2,548         $  1,425
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Pro forma income taxes                                          --              895
    Depreciation and amortization                                  386              392
    Changes in assets and liabilities:
       Accounts receivable, net                                 (4,284)             673
       Inventories                                                (158)             524
       Prepaid expenses and other assets                          (130)            (303)
       Accounts payable                                            (31)             570
       Accrued liabilities                                       1,210             (180)
       Deferred revenue                                          1,043              785
       Customer deposits                                        (1,258)            (638)
       Other, net                                                  (47)             (19)
                                                              --------         --------

         Total adjustments                                      (3,269)           2,699
                                                              --------         --------
         Net cash (used in)provided by
           operating activities                                   (721)           4,124

Cash flows from investing activities:
  Purchases of property and equipment                           (1,166)            (486)
  Purchases of marketable securities                               953               --
                                                              --------         --------

 Net cash used in investing activities                            (213)            (486)

Cash flows from financing activities:
  Repayment of capital lease obligations                            --               (4)
  Net proceeds from issuance of common stock                         6               --
  Repayment of note payable to stockholder                          --             (188)
  Distributions to stockholders                                     --           (1,608)
                                                              --------         --------

         Net cash provided by (used in) financing activities         6           (1,800)


Net change in cash and cash equivalents                           (928)           1,838

Cash and cash equivalents, beginning of period                   6,845            9,849
                                                              --------         --------

Cash and cash equivalents, end of period                         5,917           11,687
Marketable securities                                           23,030               --
                                                              --------         --------
Cash, cash equivalents and marketable securities              $ 28,947         $ 11,687
                                                              ========         ========

Supplemental Disclosures of Cash Flow Information:
      Income Taxes paid                                       $    203         $     16
                                                              ========         ========

The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.  Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997. The interim results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements for the fiscal year ended December 31, 1997, as filed in its annual report on form 10-K.

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

4.    Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:



                                    March 31, 1998       December 31, 1997
                                    --------------       -----------------
            Raw Materials               $2,075                $1,251
            Work in process                184                   457
            Finished goods                 360                   753
                                        ------                ------
            Total inventories           $2,619                $2,461
                                        ======                ======


5.  Earnings Per Share

Earnings per share are computed using the weighted-average number of common stock and dilutive common stock equivalents ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. Also included are (1) common stock and CSE's issued at a price below the initial public offering price during the 12 month period prior to June 4, 1997, and (2) CSE's in an amount necessary to pay the stockholder distributions.

6.  Income Taxes

In connection with the IPO the Company converted from an "S" corporation to a "C" corporation and, accordingly, is subject to federal and state income taxes. Upon the conversion, the Company recognized a one-time benefit by recording the asset related to the future reduction of income tax payments due to timing differences between the recognition of income for financial statements and income tax regulations. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 38.0% for 1997.

7.  Earnings Per Share

During the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard is effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been retroactively restated in accordance with this statement.

                                                                For the three months ended
                                                                        March 31,
                                                                   1998           1997
                                                                   ----           ----

          Net income after income tax                             $ 2,548        $ 2,320
                                                                  =======        =======

          Pro forma net income                                                   $ 1,425
                                                                                 =======
          Weighted average shares outstanding
               Basic weighted average shares outstanding           15,168         12,453
               Weighted average common equivalent shares              824            194
                                                                  -------        -------
               Diluted weighted average shares outstanding         15,992         12,647
                                                                  =======        =======


          Earnings Per Share
               Basic earnings per share                           $  0.17        $  0.19
               Diluted earnings per share                         $  0.16        $  0.18

               Pro forma basic earnings per share                                $  0.11
               Pro forma diluted earnings per share                              $  0.11

8.    Revenue Recognition

In October, 1997 the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.

9.    Other Comprehensive Income

In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 in 1998. The changes in the components of other comprehensive income are reported as follows (in thousands):

                                                       For the three months ended
                                                               March 31,
                                                           1998          1997
                                                           ----          ----

          Pro forma net income as reported                $2,548        $1,425

          Other comprehensive income:
               Foreign currency translation               $   21        $   15
               Unrealized gains on securities, net            29            15
                                                          ------        ------

          Comprehensive income                            $2,598        $1,455
                                                          ======        ======

10.   Recently Issued Accounting Standards

In June, 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and is not required in interim financial statements in the initial year of application.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1998 and 1997

Total revenues of $20.4 million in the first quarter of 1998 increased 38.9% as compared to the same period in 1997. Product revenue increased $4.5 million or 44.4% to $14.8 million for the first quarter of 1998 as compared to the first quarter of 1997. Service revenue increased $1.2 million or 26.1% to $5.6 million in the first quarter as compared to the same quarter in 1997. The growth in product revenues was due to continued increasing demand for the Company's products, increased marketing and sales efforts, and the further penetration into the telemarketing arena. Service revenues increased during the quarter due to the continued expansion of the Company's installed customer base and the increased volume of installations during the period.

Cost of product revenue, as a percentage of product revenue, decreased 5.3 percentage points for the first quarter of 1998 as compared to 1997. Product cost as a percentage of product revenue decreased during the first quarter principally due to the continuing engineering product cost reduction efforts and an increase in the volume of shipments as compared to fixed costs. Cost of service revenue increased 6.4 percentage points for the three months ended March 31, 1998 due to an increase in support service personnel and increases in compensation.

Research and development cost was $2.3 million in the first quarter of fiscal 1998, a $914,000 increase over the first quarter of 1997. The overall cost increase during the first quarter resulted primarily from the addition of developers to support the Company's new product development efforts and the subcontracting of certain feature development efforts during 1998.

Selling, general and administrative expenses were $6.8 million for the first quarter of 1998 as compared to $5.1 million in the comparable 1997 period. This increase was the result of an increase in sales commissions corresponding to the increase in revenues, the additional staff required to support the larger sales levels in 1998, and an increase in advertising and trade show activities. Selling, general and administrative expenses decreased as a percentage of revenue to 33.5% from 35.0% for the first quarter of fiscal 1998.

Income from operations was $3.7 million in the first quarter of 1998, representing a 55.3% increase over income from operations of $2.4 million in the first quarter of 1997. These increases were the result of the foregoing factors.

Other income (expense), net was a net income of $273,000 in the first quarter of 1998 compared to net expense of $51,000 in the first quarter of 1997. The increase in other income reflects the earnings from the higher average cash and short term investment balances in 1998 as compared to 1997.

Income tax provisions have been recorded for the period subsequent to the IPO. The Company prior to the IPO was not subject to federal or state income taxes. As a result of its election to be treated as an "S" Corporation for income tax purposes prior to the IPO, pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to income before income taxes, adjusted for permanent tax differences. The Company's "S" Corporation status was terminated in conjunction with the completion of its initial public offering in June 1997. Upon the termination of its "S" Corporation election, the Company recorded certain deferred tax assets in the amount of $1.5 million. The Company's pro forma income tax rate was 36.0% in the first quarter of 1998 compared to 38.6% in the first quarter of 1997, primarily due to the impact on operations of a foreign sales corporation.

Pro forma net income increased to $2.5 million in the first quarter of 1998 from $1.4 million in the first quarter of 1997, as a result of the operational, other income and tax factors described above.

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

As of March 31, 1998, the Company had $28.9 million in cash, cash equivalents and marketable securities, compared to $30.8 million as of December 31, 1997. The Company's working capital was $34.0 million for the period ending March 31, 1998 as compared to $32.3 million for period ending December 31, 1997. Operating activities used $715,000 during the first three months of fiscal 1998. Cash used in investing activities totaled $213,000 million during the first three months of fiscal 1998. Such investing activities consisted of purchases of property and equipment and a decrease in short term interest bearing investments. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

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

   (b) Reports on Form 8-K. No Report on Form 8-K was filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     MELITA INTERNATIONAL CORPORATION

Date:  May 14, 1998                  By: /s/ Aleksander Szlam
                                         --------------------
                                             Aleksander Szlam
                                         Chairman and Chief Executive Officer


Date:  May 14, 1998                  By:  /s/ Mark B. Adams
                                          -----------------
                                              Mark B. Adams
                                          Vice President, Finance and
                                             Chief Financial Officer