Form 10-Q
period 1998-06-30
MELITA INTERNATIONAL CORP
filed 1998-08-14
CIK 1034956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934



                      For the transition period from         to      .
                                                       ------  ------

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


                          5051 PEACHTREE CORNERS CIRCLE
                          NORCROSS, GEORGIA 30092-2500
                                 (770) 239-4330
                         (Address of Principal Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of August 1, 1998: 15,192,557 shares.

                         PART 1 - FINANCIAL INFORMATION



                                                                                   Page
                                                                                   ----
Item 1. Financial Statements.

Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997.  3


Unaudited Consolidated Statements of Operations for the three months ended June 30,  4
         1998 and 1997 and for the six months ended June 30, 1998 and 1997.

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30,    5
         1998 and 1997

Notes to Consolidated Financial Statements (Unaudited)                               6


Item 2. Management's Discussion and Analysis of Financial Condition and              8
         Results of Operations.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                         12

Item 2.  Changes in Securities.                                                     12

Item 3.  Defaults Upon Senior Securities.                                           12

Item 4.  Submission of Matters to a Vote of Security Holders.                       12

Item 5.  Other Information.                                                         12

Item 6.  Exhibits and Reports on Form 8-K.                                          12

Signatures                                                                          13


                        MELITA INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                           June 30,    December 31,
                                                                                             1998          1997
                                                                                          ---------    -------------
                                                                                         (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                               $   6,053    $       6,845
  Marketable securities                                                                      21,249           23,969
  Accounts receivable, net of allowance for doubtful
      accounts of $1,345 at June 30, 1998 and $876 at December 31, 1997                      23,827           15,796

  Inventories                                                                                 2,412            2,461
  Deferred taxes                                                                              3,822            2,035
  Prepaid expenses and other                                                                    649              251
                                                                                          ---------    -------------
    Total current assets                                                                     58,012           51,357
Property and equipment, net of accumulated depreciation                                       6,113            4,939
Other assets                                                                                    150               99
                                                                                          ---------    -------------
                                                                                          $  64,275    $      56,395
                                                                                          =========    =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $   4,521    $       5,326
  Accrued liabilities                                                                        10,535            7,763
  Deferred revenue                                                                            4,766            4,029
  Customer deposits                                                                           1,840            1,988
                                                                                          ---------    -------------
    Total current liabilities                                                                21,662           19,106

Stockholders' Equity
  Common Stock, no par value, 100,000,000 shares authorized
      15,171,395 issued and outstanding at June 30, 1998 and 15,168,395 issued and
      outstanding at December 31, 1997                                                           69               69
  Additional paid-in capital                                                                 36,062           36,046
  Accumulated other comprehensive income                                                         62               30
  Retained earnings                                                                           6,420            1,144
                                                                                          ---------    -------------
Total stockholders' equity                                                                   42,613           37,289
                                                                                          ---------    -------------
Total liabilities and stockholders' equity                                                $  64,275    $      56,395
                                                                                          =========    =============




The accompanying notes are an integral part of these consolidated balance sheets.

                        MELITA INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                           For the three months ended         For the six months ended
                                                     June 30,                         June 30,
                                               1998         1997                  1998         1997
                                             -------      --------              -------      --------
Net revenues:
    Product                                  $16,012      $ 10,714              $30,832      $ 20,979
    Service                                    6,192         4,816               11,744         9,220
                                             -------      --------              -------      --------
       Total revenues                         22,204        15,530               42,576        30,199

Cost of revenues:
    Product                                    5,164         3,565                9,924         7,401
    Service                                    3,125         2,433                5,912         4,364
                                             -------      --------              -------      --------
       Total cost of revenues                  8,289         5,998               15,836        11,765
                                             -------      --------              -------      --------

Gross margin                                  13,915         9,532               26,740        18,434
Operating expenses:
    Research and development                   2,515         1,644                4,810         3,025
    Selling, general and administrative        7,407         5,231               14,229        10,365
                                             -------      --------              -------      --------
       Total operating expenses                9,922         6,875               19,039        13,390
                                             -------      --------              -------      --------
Income from operations                         3,993         2,657                7,701         5,044
Other income (expense), net                      277            (9)                 550           (60)
                                             -------      --------              -------      --------
Income before income taxes                     4,270         2,648                8,251         4,984
Income tax provision                           1,537           393                2,970           409
Deferred tax adjustment                            0        (1,473)                   0        (1,473)
                                             -------      --------              -------      --------
Net income after income tax                  $ 2,733      $  3,728              $ 5,281      $  6,048
                                             =======      ========              =======      ========

Income before income taxes                                   2,648                              4,984
Pro forma income tax provision (Note 5)                        983                              1,894
                                                          --------                           --------
Pro forma net income                                      $  1,665                           $  3,090
                                                          ========                           ========
Earnings per share
    Basic                                    $  0.18      $   0.30              $  0.35      $   0.49
                                             =======      ========              =======      ========
    Diluted                                  $  0.17      $   0.29              $  0.33      $   0.47
                                             =======      ========              =======      ========
Weighted average common and common
    equivalent shares
    Basic                                     15,170        12,272               15,169        12,363
    Diluted                                   16,085        12,868               16,039        12,758
Pro forma earnings per share
    Basic                                                 $   0.14                           $   0.25
                                                          ========                           ========
    Diluted                                               $   0.13                           $   0.24
                                                          ========                           ========




  The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                               For the six months ended
                                                                       June 30,
                                                                  1998           1997
                                                                --------       --------
Cash flows from operating activities:
  Net income                                                    $  5,281       $  6,048
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                    839            655
    Changes in assets and liabilities:
       Accounts receivable, net                                   (8,031)          (455)
       Inventories                                                    49          1,087
       Prepaid expenses and other assets                            (398)          (228)
       Accounts payable                                             (805)           397
       Accrued liabilities                                         2,773          1,982
       Deferred revenue                                              737            740
       Customer deposits                                            (148)        (1,739)
       Deferred taxes                                             (1,787)        (1,473)
       Other, net                                                    (51)           (38)
                                                                --------       --------

         Total adjustments                                        (6,823)           928
                                                                --------       --------

         Net cash (used in) provided by operating activities      (1,542)         6,976


Cash flows from investing activities:
  Purchases of property and equipment                             (2,012)        (1,389)
  Sale of marketable securities                                    2,747             --
                                                                --------       --------

 Net cash provided by (used in) investing activities                 735         (1,389)

 Cash flows from financing activities:
  Repayment of capital lease obligations                              --            (19)
  Net proceeds from issuance of common stock                          15         36,102
  Repayment of note payable to stockholder                            --        (15,525)
  Distributions to stockholders                                       --         (6,010)
                                                                --------       --------

         Net cash provided by financing activities                    15         14,548

Net change in cash and cash equivalents                             (792)        20,135

Cash and cash equivalents, beginning of period                     6,845          9,849
                                                                --------       --------

Cash and cash equivalents, end of period                           6,053         29,984
Marketable securities                                             21,249              0
                                                                --------       --------
Cash, cash equivalents and marketable securities                $ 27,302       $ 29,984
                                                                ========       ========
Supplemental Disclosures of Cash Flow Information:
      Income taxes paid                                         $  2,990       $     32
                                                                ========       ========


The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.     Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations and changes in cash flows for the six months ended June 30, 1998 and 1997. The interim results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements for the fiscal year ended December 31, 1997, as filed in its annual report on form 10-K.

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

4.    Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:



                                                June 30, 1998       December 31, 1997
                                                -------------       -----------------

                       Raw Materials               $1,503                $1,251
                       Work in process                 70                   457
                       Finished goods                 839                   753
                                                   ------                ------
                       Total inventories           $2,412                $2,461
                                                   ======                ======



5.     Income Taxes

In connection with the IPO the Company converted from an "S" corporation to a "C" corporation and, accordingly, is subject to federal and state income taxes. Upon the conversion, the Company recognized a one-time benefit by recording the asset related to the future reduction of income tax payments due to timing differences between the recognition of income for financial statements and income tax regulations. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 38.0% for 1997 as of June 30, 1997.

6.    Earnings Per Share

Earnings per share are computed using the weighted-average number of common stock and diluted common stock equivalents ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. Also included for the three months and six months ended June 30, 1997 are (1) common stock and CSE's issued at a price below the initial public offering price during the 12 month period prior to June 4, 1997, and (2) CSE's in an amount necessary to pay the stockholder distributions.

During the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard is effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been retroactively restated in accordance with this statement.



                                                                           For the six months ended
xx                                                                                June 30,
xx                                                                                  1997
                                                                           ------------------------
                            Net income after income tax                           $ 6,048
                                                                                  =======

                            Pro forma net income                                  $ 3,090
                                                                                  =======

                            Weighted average shares outstanding
                                 Basic weighted average shares outstanding         12,363
                                 Weighted average common equivalent shares            395
                                                                                   ------
                                 Diluted weighted average shares outstanding       12,758
                                                                                   ======

                            Earnings Per Share
                                 Basic earnings per share                         $  0.49
                                 Diluted earnings per share                       $  0.47

                                 Pro forma basic earnings per share               $  0.25
                                 Pro forma diluted earnings per share             $  0.24



7.    Revenue Recognition

In October, 1997 the American Institute of Certified Public Accountants issued Statement Of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company adopted SOP 97-2 in the first quarter of 1998. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.

8.    Other Comprehensive Income

In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income"("SFAS No. 130"). SFAS No. 130 establishes standards for the disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 in the first quarter of 1998. The changes in the components of other comprehensive income are reported as follows (in thousands):



                                                              For the three months ended  For the six months ended
                                                                        June 30,                  June 30,
                                                                   1998          1997         1998        1997
                                                                 -------       -------       ------      ------

                   Net income as reported                        $ 2,733       $ 3,728       $5,281      $6,048
                                                                 =======       =======       ======      ======

                   Pro forma net income as reported                            $ 1,665                   $3,090
                                                                               =======                   ======

                   Other comprehensive income:
                        Foreign currency translation             $    (1)      $    (5)      $   20      $    8
                        Unrealized gains on securities, net           13            --           42          --
                                                                 -------       -------       ------      ------
                   Other comprehensive income                    $    12       $    (5)      $   62      $    8
                                                                 =======       =======       ======      ======


9.    Recently Issued Accounting Standards

In June, 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and is not required in interim financial statements in the initial year of application. The impact of adoption upon the financial statements is expected to be immaterial.

In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is required for fiscal years beginning after June 15, 1999. The Company has not determined the method or timing of its adoption of SFAS No. 133, but at this time the impact of adoption on the financial statements would be immaterial.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Total revenues of $22.2 million in the second quarter of 1998 increased 43.0% as compared to the same period in 1997. Total revenues increased to $42.6 million in the first six months of 1998, representing growth of 41.0%, as compared to $30.2 million in the corresponding period of 1997. Product revenue increased $5.3 million, or 49.5%, to $16.0 million for the second quarter and increased $9.8 million, or 47.0%, for the six month period ending June 30,1998, as compared to the corresponding periods in 1997. Service revenue increased $1.4 million or 28.6% to $6.2 million for the second quarter and increased $2.5 million or 27.4% to $11.7 million for the six month period ending June 30, 1998, as compared to the corresponding periods in 1997. The increase in product revenues was due to increasing demand for the Company's products and increased marketing and sales efforts. The growth in service revenues during the respective periods was due to the continued expansion of the Company's installed customer base and the increased volume of installations during the period.

Cost of product revenue, as a percentage of product revenue, decreased to 32.3%, or $5.2 million, for the second quarter and to 32.2%, or $9.9 million for the first six months of 1998, as compared to 33.3%, or $3.6 million and 35.3%, or $7.4 million for the corresponding periods in 1997. Cost of product as a percentage of product revenue decreased during the second quarter and the six month period, principally due to the continuing engineering of product cost reduction efforts and an increase in the volume of shipments as compared to fixed costs. Cost of service revenue, as a percentage of service revenue remained constant at 50.5% while increasing in total dollars to $3.1 million, for the second quarter and increased to 50.3%, or $5.9 million for the first six months of 1998, as compared to 50.5%, or $2.4 million, and 47.3%, or $4.4 million, for the corresponding periods in 1997. The increase in service costs as a percentage of service revenue was due to an increase in support service personnel and increases in compensation.

Research and development cost was $2.5 million in the second quarter of fiscal 1998 and $4.8 million in the first six months of 1998, a $871,000 and $1.8 million increase over the corresponding periods of 1997. As a percentage of revenue, research and development increased to 11.3% from 10.6% for the second quarter of 1998 and increased to 11.3% from 10.0% for the first six months of 1998 as compared to the corresponding periods in 1997. The overall cost increase during these periods resulted primarily from the addition of developers to support the Company's product development efforts and the subcontracting of certain feature development efforts during 1998.

Selling, general and administrative expenses were $7.4 million for the second quarter of 1998 and $14.2 million for the first six months of 1998, a $2.2 million and $3.8 million increase over the corresponding periods of 1997. These increases were the result of an increase in sales commissions correlating to the increase in revenues, the additional staff required to support the larger sales levels in 1998 and an increase in advertising and trade show activities. Selling, general and administrative expenses decreased as a percentage of revenue to 33.4% from 33.7% for the second quarter of fiscal 1998 and decreased to 33.4% from 34.3% for the first six months of 1998 as compared to the corresponding periods in 1997.

Income from operations was $4.0 million in the second quarter of 1998, representing a 50.3% increase over income from operations of $2.7 million in the first quarter of 1997. Income from operations was $7.7 million in the first six months of 1998, representing a 52.7% increase over income from operations of $5.0 million in the corresponding period of 1997. These increases were the result of the foregoing factors.

Other income (expense), net was a net income of $277,000 in the second quarter of 1998 compared to net expense of $8,000 in the second quarter of 1997. Other income (expense), net was a net income of $550,000 in the first six months of 1998 compared to net expense of $60,000 in the first six months of 1997. The increase in other income reflects the earnings from the higher average cash and short term investment balances in 1998 as compared to the corresponding periods in 1997.

Income tax provisions have been recorded for the period subsequent to the IPO. The Company prior to the IPO was not subject to federal or state income taxes. As a result of its election to be treated as an "S" Corporation for income tax purposes prior to the IPO, pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to income before income taxes, adjusted for permanent tax differences. The Company's "S" Corporation status was terminated in conjunction with the completion of its initial public offering in June 1997. Upon the termination of its "S" Corporation election, the Company recorded certain deferred tax assets in the amount of $1.5 million. The Company's pro forma income tax rate was 36.0% in both the second quarter and the first six months of 1998 compared to 38.0% in the corresponding periods of 1997, primarily due to the impact on operations of a foreign sales corporation.

Pro forma net income increased to $2.7 million in the second quarter of 1998 and $5.3 million for the first six months of 1998 from $1.7 million in the second quarter of 1997 and $3.1 million for the first six months of 1997, as a result of the operational, other income and tax factors described above.

Liquidity And Capital Resources

In June 1997, the Company completed its IPO, in which the Company received net proceeds of approximately $36.1 million after deducting underwriting discounts and offering expenses. The Company applied a portion of the net proceeds to (1) repay outstanding stockholder notes of $15.2 million, (2) payment of $245,000 in accrued interest on the stockholder notes, and (3) pay undistributed "S" Corporation earnings of $ 2.4 million. Prior to the IPO date, the Company made payments of $375,000 to repay stockholder notes and $3.6 million in distributions to stockholders.

As of June 30, 1998, the Company had $27.3 million in cash, cash equivalents and marketable securities, compared to $30.8 million as of December 31, 1997. The Company's working capital was $36.3 million for the period ending June 30, 1998 as compared to $32.3 million for the period ending December 31, 1997. Operating activities used $1.5 million during the first six months of fiscal 1998. Cash provided by investing activities totaled $735,000 during the first six months of fiscal 1998. Such investing activities consisted of purchases of property and equipment and an increase in short term interest bearing investments. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

Impact of the Year 2000 Issue

Introduction

         Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the next year and one half, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The Company's State of Readiness

         The management of the Company has chartered a Year 2000 Committee (the "Year 2000 Committee") and charged it with the task of evaluating the Company's Year 2000 issue and recommending action that the Company should take to minimize disruption from the Year 2000 issue. The Year 2000 Committee has developed a comprehensive checklist (the "Plan") to address the Company's Year 2000 readiness with respect to both information technology ("IT") and non-IT systems. The Plan covers all major and minor IT and non-IT systems potentially impacted by the Year 2000.

         As of June 30, 1998, the Company is conducting a quarterly review of the status of resolution of any items on the Plan. By December 31, 1998 the Committee will recommend any actions to the Company's management necessary to ensure that the Year 2000 event does not materially impact business operations.

         To operate its business, the Company relies upon relationships with third parties over which it can assert little control. The Year 2000 Committee is in the process of assessing the risks associated with the failure of such third parties to adequately address the Year 2000 issue. The Year 2000 Committee is also assessing the risks associated with non-information technology systems on which the Company's operations rely which may contain microcontrollers or embedded systems technologies which are not Year 2000 compliant.

The Costs to Address the Company's Year 2000 Issues

         The Company estimates that the cost to address the Company's Year 2000 issues will not have a material impact on operations.

The Risks of the Company's Year 2000 Issues

         The latest versions of the Company's products are designed to be Year 2000 compliant. The Company is in the process of determining the extent to which its earlier software products as implemented in the Company's installed customer base are Year 2000 compliant, as well as the impact of any non-compliance on the Company and its customers. In addition, the Company is in the process of determining the Year 2000 compliance of the Company's internal information technology systems, the non-information technology systems on which its operations rely and, to the extent possible, the systems of its major business partners and the suppliers of hardware with which its products operate. The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in a material adverse effect on the Company's business, financial condition or results of operations. However, the Company's investigation is in its preliminary stages, and no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in the Company's internal information technology systems, certain non-information technology systems on which its operations rely or by the Company's business partners may have an adverse impact on the Company's business, financial condition or results of operations.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant recourses to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus potentially resulting in stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current software needs and as a result switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

The Company's Contingency Plans

         The Company is prepared to develop contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. However, the Company has not yet identified any business function that is materially at risk of Year 2000 related disruption, and thus has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that certain business functions may be hereafter identified as at risk. The Company will develop contingency plans for such business functions as and if such determinations are made.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         a) The Annual Meeting of Shareholders (the "Annual Meeting") of Melita International Corporation (the "Company") was held on May 11, 1998. There were present at said meeting in person or by proxy, shareholders of the Corporation who were the holders of 13,492,869 shares or 88.9% of the Common Stock entitled to vote.

         b) The following directors were elected to hold office for a term of one year or until their successors are elected and qualified, with the vote for each director being reflected below:


                                            Votes For            Votes Withheld
                                            ---------            --------------
         Aleksander Szlam                   13,492,129           740
         Donald L. House                    13,491,969           900
         Don W. Hubble                      13,492,129           740




         The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director.

         c) The proposal to amend the Company's 1997 Stock Option Plan was approved with 11,905,746 affirmative votes, 863,983 negative votes cast and 6,447 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

         d) The appointment of Arthur Andersen, LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 1998, was ratified with the votes as follows:
13,490,819 affirmative votes, 150 negative votes cast and 1900 abstentions. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to ratify the appointment of Arthur Andersen, LLP.


Item 5.  Other Information.
            None

Item 6.  Exhibits and Reports on Form 8-K.
   (a)            Exhibit 11     Statement re Computation of per share earnings.
                  Exhibit 27     Financial Data Schedule (for SEC use only).

   (b) Reports on Form 8-K.
                  No Report on Form 8-K was filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                MELITA INTERNATIONAL CORPORATION

Date:  August 14, 1998          By: /s/ Aleksander Szlam
                                    ---------------------------------------
                                        Aleksander Szlam
                                       Chairman and Chief Executive Officer

Date:  August 14, 1998          By:  /s/ Mark B. Adams
                                     --------------------------------------
                                         Mark B. Adams
                                     Vice President, Finance and
                                         Chief Financial Officer