Form 10-Q
period 1998-09-30
MELITA INTERNATIONAL CORP
filed 1998-11-13
CIK 1034956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _________ to _________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of November 1, 1998: 15,223,664 shares.

                         PART 1 - FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.            3


Unaudited Consolidated Statements of Operations for the three months ended September 30,           4
     1998 and 1997 and for the nine months ended September 30, 1998 and 1997.

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30,            5
     1998 and 1997

Notes to Consolidated Financial Statements (Unaudited)                                             6


Item 2. Management's Discussion and Analysis of Financial Condition and                            8
     Results of Operations.


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                         12

Item 2. Changes in Securities                                                                     12

Item 3. Defaults Upon Senior Securities                                                           12

Item 4. Submission of Matters to a Vote of Security Holders                                       12

Item 5. Other Information                                                                         12

Item 6. Exhibits and Reports on Form 8-K                                                          12

Signatures                                                                                        13

                        MELITA INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                          September 30,       December 31,
                                                                                               1998               1997
                                                                                          -------------       ------------
                                                                                           (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                                  $11,025            $ 6,845
  Marketable securities                                                                       21,479             23,969
  Accounts receivable, net of allowance for doubtful
  accounts of $1,781 at September 30, 1998 and $876 at December 31, 1997                      23,293             15,796
  Inventories                                                                                  2,166              2,461
  Deferred taxes                                                                               3,822              2,035
  Prepaid expenses and other                                                                     628                251
                                                                                             -------            -------
    Total current assets                                                                      62,413             51,357
Property and equipment, net of accumulated depreciation                                        6,548              4,939
Other assets                                                                                     161                 99
                                                                                             -------            -------
                                                                                             $69,122            $56,395
                                                                                             =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                           $ 5,254            $ 5,326
  Accrued liabilities                                                                         12,090              7,763
  Deferred revenue                                                                             5,375              4,029
  Customer deposits                                                                              458              1,988
                                                                                             -------            -------
    Total current liabilities                                                                 23,177             19,106

Stockholders' Equity
  Common Stock, no par value, 100,000,000 shares authorized
    15,216,314 issued and outstanding at September 30, 1998 and 15,168,395 issued
    and outstanding at December 31, 1997                                                          69                 69
  Additional paid-in capital                                                                  36,306             36,046
  Accumulated other comprehensive income                                                          78                 30
  Retained earnings                                                                            9,492              1,144
                                                                                             -------            -------
Total stockholders' equity                                                                    45,945             37,289
                                                                                             -------            -------
Total liabilities and stockholders' equity                                                   $69,122            $56,395
                                                                                             =======            =======

The accompanying notes are an integral part of these consolidated balance sheets.

                        MELITA INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    For the three months ended              For the nine months ended
                                                           September 30,                           September 30,
                                                     1998                1997                1998                1997
                                                     ----                ----                ----                ----
Net revenues:
    Product                                        $ 17,639            $ 11,728            $ 48,471            $ 32,707
    Service                                           6,613               5,200              18,357              14,420
                                                   --------            --------            --------            --------
       Total revenues                                24,252              16,928              66,828              47,127

Cost of revenues:
    Product                                           5,557               3,812              15,480              11,213
    Service                                           3,460               2,628               9,373               6,992
                                                   --------            --------            --------            --------
       Total cost of revenues                         9,017               6,440              24,853              18,205
                                                   --------            --------            --------            --------

Gross margin                                         15,235              10,488              41,975              28,922
Operating expenses:
    Research and development                          2,612               1,793               7,422               4,818
    Selling, general and administrative               8,213               5,732              22,442              16,097
                                                   --------            --------            --------            --------
       Total operating expenses                      10,825               7,525              29,864              20,915
                                                   --------            --------            --------            --------

Income from operations                                4,410               2,963              12,111               8,007
Other income (expense), net                             386                 396                 936                 336
                                                   --------            --------            --------            --------
Income before income taxes                            4,796               3,359              13,047               8,343
Income tax provision                                  1,725               1,276               4,696               1,685
Deferred tax adjustment                                   0                   0                   0              (1,473)
                                                   --------            --------            --------            --------
Net income after income tax                        $  3,071            $  2,083            $  8,351            $  8,131
                                                   ========            ========            ========            ========

Income before income taxes                                                                                        8,343
Pro forma income tax provision (Note 6)                                                                           3,170
                                                                                                               --------
Pro forma net income                                                                                           $  5,173
                                                                                                               ========

Earnings per share
    Basic                                          $   0.20            $   0.14            $   0.55            $   0.61
                                                   ========            ========            ========            ========
    Diluted                                        $   0.19            $   0.13            $   0.52            $   0.59
                                                   ========            ========            ========            ========
Weighted average common and common
    equivalent shares
    Basic                                            15,198              15,281              15,179              13,346
    Diluted                                          15,957              16,016              16,022              13,856
Pro forma earnings per share
    Basic                                                                                                      $   0.39
                                                                                                               ========
    Diluted                                                                                                    $   0.37
                                                                                                               ========

The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        For the nine months ended
                                                                               September 30,
                                                                        1998                 1997
                                                                        ----                 ----
Cash flows from operating activities:
  Net income                                                          $  8,351             $  8,131
  Adjustments to reconcile net income to net cash provided
    by(used in) operating activities:
    Depreciation and amortization                                        1,413                  964
    Changes in assets and liabilities:
       Accounts receivable, net                                         (7,498)              (1,345)
       Inventories                                                         295                  886
       Prepaid expenses and other assets                                  (377)                (713)
       Accounts payable                                                    (72)               1,232
       Accrued liabilities                                               4,325                2,860
       Deferred revenue                                                  1,346                1,154
       Customer deposits                                                (1,530)              (2,368)
       Deferred taxes                                                   (1,787)              (1,473)
       Other, net                                                          (60)                (116)
                                                                      --------             --------

         Total adjustments                                              (3,945)               1,081
                                                                      --------             --------

         Net cash provided by operating activities                       4,406                9,212

Cash flows from investing activities:
  Purchases of property and equipment                                   (3,022)              (2,777)
  Purchase of marketable securities                                      2,536              (23,726)
                                                                      --------             --------

Net cash (used in) investing activities                                   (486)             (26,503)
Cash flows from financing activities:
  Repayment of capital lease obligations                                    --                  (19)
  Net proceeds from issuance of common stock                               260               36,046
  Repayment of note payable to stockholder                                  --              (15,525)
  Distributions to stockholders                                                              (7,253)
                                                                      --------             --------

         Net cash provided by financing activities                         260               13,249

Net change in cash and cash equivalents                                  4,180               (4,042)

Cash and cash equivalents, beginning of period                           6,845                9,849
                                                                      --------             --------

Cash and cash equivalents, end of period                                11,025                5,807
Marketable securities                                                   21,479               23,735
                                                                      --------             --------
Cash, cash equivalents and marketable securities                      $ 32,504             $ 29,542
                                                                      ========             ========


Supplemental Disclosures of Cash Flow Information:
      Income taxes paid                                               $  2,990             $  1,819
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

                        MELITA INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations and changes in cash flows for the nine months ended September 30, 1998 and 1997. The interim results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements for the fiscal year ended December 31, 1997, as filed in its annual report on form 10-K.

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

4. Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:


                                        September 30, 1998     December 31, 1997
                                        ------------------     -----------------
                  Raw Materials                $1,405                $1,251
                  Work in process                 124                   457
                  Finished goods                  637                   753
                                               ------                ------
                  Total inventories            $2,166                $2,461
                                               ======                ======


5. Earnings Per Share

Earnings per share are computed using the weighted-average number of common stock and diluted common stock equivalents ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. Also included for the three months and nine months ended September 30, 1997 are (1) common stock and CSE's issued at a price below the initial public offering price during the 12 month period prior to June 4, 1997, and (2) CSE's in an amount necessary to pay the stockholder distributions.

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

                                                                            For the nine months
                                                                                   ended
                                                                               September 30,
                                                                                    1997
                                                                                    ----
                          Net income after income tax                              $ 8,131
                                                                                   =======

                          Pro forma net income                                     $ 5,173
                                                                                   =======

                          Weighted average shares outstanding
                               Basic weighted average shares outstanding            13,346
                               Weighted average common equivalent shares               510
                                                                                   -------
                               Diluted weighted average shares outstanding          13,856
                                                                                   =======

                          Earnings Per Share
                               Basic earnings per share                            $  0.61
                               Diluted earnings per share                          $  0.59

                               Pro forma basic earnings per share                  $  0.39
                               Pro forma diluted earnings per share                $  0.37

8. Revenue Recognition

In October, 1997 the American Institute of Certified Public Accountants issued Statement Of Position 97-2, Software Revenue Recognition ("SOP 97-2"). The Company adopted SOP 97-2 in the first quarter of 1998. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.

9. Other Comprehensive Income

In June, 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 in 1998. The changes in the components of other comprehensive income are reported as follows (in thousands):

                                                              For the three months ended         For the nine months ended
                                                                     September 30,                      September 30,
                                                                 1998             1997              1998            1997
                                                                 ----             ----              ----            ----
                  Net income as reported                        $3,071           $2,083            $8,351          $8,131
                                                                ======           ======            ======          ======

                  Pro forma net income as reported $5,173


                  Other comprehensive income:
                    Foreign currency translation                $   (3)          $  (75)           $   17          $  (67)
                    Unrealized gains on securities, net             19               --                61              --
                                                                ------           ------            ------          ------

                  Other comprehensive income                    $   16           $  (75)           $   78          $  (67)
                                                                ======           ======            ======          ======


10. Recently Issued Accounting Standards

In June, 1997 the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and is not required in interim financial statements in the initial year of application. The impact of adoption upon the financial statements is expected to be immaterial.

In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is required for fiscal years beginning after June 15, 1999. The Company has not determined the method or timing of its adoption of SFAS No. 133, but at this time the impact of adoption on the financial statements would be immaterial.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months and Nine Months Ended September 30, 1998 and 1997

Total revenues of $24.3 million in the third quarter of 1998 increased 43.3% as compared to the corresponding period in 1997. Total revenues increased to $66.8 million in the first nine months of 1998, representing growth of 41.8%, as compared to $47.1 million in the corresponding period of 1997. Product revenue increased $5.9 million or 50.4% to $17.6 million for the third quarter of 1998 and increased $15.8 million or 48.2% for the first nine months of 1998, as compared to the corresponding periods in 1997. Service revenue increased $1.4 million or 27.2% to $6.6 million in the third quarter and increased $3.9 million or 27.3% to $18.4 million for the first nine months of 1998, as compared to the corresponding periods in 1997. The increase in product revenues during the third quarter of 1998 was due to increased demand for the Company's products and increased marketing and sales efforts. The growth in service revenues during the third quarter of 1998 was due to the continued expansion of the Company's installed customer base and the increased volume of installations during the period.

Cost of product revenue, as a percentage of product revenue, decreased to 31.5% of revenue or $5.6 million, for the third quarter of 1998 and to 31.9% of revenue or $15.5 million, for the first nine months of 1998, as compared to 32.5% of revenue or $3.8 million, and 34.3% of revenue or $11.2 million, for the corresponding periods in 1997. Cost of product as a percentage of product revenue decreased during the third quarter of 1998 and the first nine months of 1998, principally due to continuing cost reduction efforts through product engineering and an increase in the volume of shipments as compared to fixed costs. Cost of service revenue as a percentage of service revenue increased to 52.3% or $3.5 million, for the third quarter and increased to 51.1%, or $9.4 million for the first nine months of 1998, as compared to 50.5%, or $2.6 million, and 48.5%, or $7.0 million, for the corresponding periods in 1997. The increase in service costs as a percentage of revenue was due to an increase in total support service personnel and increases in compensation.

Research and development cost was $2.6 million in the third quarter of fiscal 1998 and $7.4 million in the first nine months of 1998, an $819,000 and $2.6 million increase over the respective periods of 1997. The overall cost increase during these periods resulted primarily from the addition of developers to support the Company's new product development efforts and the subcontracting of certain development efforts during 1998.

Selling, general and administrative expenses were $8.2 million for the third quarter of 1998 and $22.4 million for the first nine months of 1998, a $2.5 million and $6.3 million increase over the comparable 1997 periods. These increases were the result of an increase in sales commissions corresponding to the increase in revenues, the additional staff required to support the larger sales levels in 1998, and an increase in marketing activities. Selling, general and administrative expenses remained constant as a percentage of revenue at 33.9% for the third quarter of fiscal 1998 and decreased to 33.6% for the first nine months of 1998 as compared to 33.9% and 34.2% for the corresponding periods in 1997.

Income from operations was $4.4 million in the third quarter of 1998, representing a 48.8% increase over income from operations of $3.0 million in the third quarter of 1997. Income from operations was $12.1 million in the first nine months of 1998, representing a 51.3% increase over income from operations of $8.0 million in the corresponding period of 1997. These increases were the result of the foregoing factors.

Other income (expense), net was a net income of $386,000 in the third quarter of 1998 compared to net income of $396,000 in the third quarter of 1997. Other income (expense), net was a net income of $936,000 in the first nine months of 1998 compared to net income of $336,000 in the first nine months of 1997. The decrease in other income for the third quarter is a result of lower average short term investment balances during the quarter, while the increase for the nine month period reflects the earnings from the higher average cash and short term investment balances in 1998 as compared to the corresponding periods in 1997.

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

The Company's effective income tax rate was 36.0% in the third quarter and the first nine months of 1998 compared to 38.0% in the corresponding periods of 1997, primarily due to the impact on operations of tax planning activities.

Net income increased to $3.1 million in the third quarter and $8.4 million for the first nine months of 1998 from $2.1 million in the third quarter and $5.2 million pro forma net income for the first nine months of 1997, as a result of the operational, other income and tax factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $32.5 million in cash, cash equivalents and marketable securities, compared to $30.8 million as of December 31, 1997. The Company's working capital was $39.2 million for the period ending September 30, 1998 as compared to $32.3 million for period ending December 31, 1997. Operating activities provided $4.4 million during the first nine months of fiscal 1998. Cash used in investing activities totaled $486,000 million during the first nine months of fiscal 1998. Such investing activities consisted of purchases of property and equipment and an increase in short term interest bearing investments. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

IMPACT OF THE YEAR 2000 ISSUE

Introduction

         Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the next year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

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

         Beginning in the second quarter of 1998, the Company initiated a quarterly review of the status of resolution of any items in the Plan. By December 31, 1998 the Committee will recommend any actions to the Company's management necessary to ensure that the Year 2000 event does not materially impact business operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 11        Statement re Computation of per share earnings.
         Exhibit 27        Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.
                           Form 8-K filed July 6, 1998
                           Form 8-K filed July 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    MELITA INTERNATIONAL CORPORATION

Date: November 13, 1998             By: /s/ Aleksander Szlam
                                        --------------------
                                            Aleksander Szlam
                                         Chairman and Chief Executive Officer


Date: November 13, 1998             By: /s/ Dan K. Lowring
                                        --------------------
                                            Dan K. Lowring
                                         Vice President, Administration and
                                             Chief Financial Officer