Form 10-K405
period 1998-12-31
MELITA INTERNATIONAL CORP
filed 1999-03-30
CIK 1034956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------
                                   FORM 10-K
                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                              OR
      ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 (770) 239-4000

          Securities registered pursuant to Section 12(b) of the Act:

                 TITLE OF EACH CLASS                           NAME OF EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------  -----------------------------------------------------
                        None                                                    N/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on February 12, 1999 as reported by the Nasdaq Stock Market, was $79,537,243. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 12, 1998, Registrant had outstanding 15,581,527 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, currently expected to be held on or about May 26, 1999, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading provider of automated customer relationship management systems that enable businesses to integrate their telephony-based customer contact strategies with their front office and back office operations. Organizations use our principal product, PhoneFrame Explorer, to implement strategies for customer interaction that increase agent productivity and effectiveness, reduce the costs of call center operations and enhance revenue generation for a broad range of activities, including collections, telemarketing and customer service. Our PhoneFrame Explorer product provides comprehensive call center solutions based on a distributed, object-oriented software architecture that integrates with commonly installed computing, telephony and Internet infrastructures using industry standards for component interoperation. Our customers include leading organizations worldwide in industries such as banking, financial services, communications, service agencies and retail in which businesses are engaged in frequent and production-oriented contact with customers or prospects.

INDUSTRY BACKGROUND

     Long-term customer relationships are critical to the success of businesses operating in an increasingly competitive global marketplace. As customers become more sophisticated and demanding in the level of service they require, businesses are striving to develop and improve customer relationships as a means to distinguish themselves, their products and their services. This effort requires businesses to use every opportunity to strengthen their relationships with customers, from marketing and sales activities to post-sales service, support and collections. Effective customer interaction can build customer loyalty, which in turn can reduce customer retention costs and increase revenue. Organizations are increasingly using information systems to improve the quality of their interaction with customers across the enterprise.

     In recent years, organizations have recognized that telephone communications, the Internet and other electronic means of interaction have become an increasingly effective way to manage customer relationships. This trend has been facilitated as telecommunications costs have decreased and new enabling technologies, such as computer/telephony integration, or CTI, and Internet-based applications have emerged to help automate the customer relationship management process. CTI automates the generation and management of telephony-based customer contacts and provides real-time access to computer-based information resources. This automation is provided within call centers through the use of specialized software and hardware that integrate telephony platforms, computer systems and business applications.

     According to an industry source, our primary target markets, CTI and outbound and blended call management, were approximately $1.2 billion worldwide in 1998 and are together expected to grow at a compound annual growth rate of 25.2% to $2.4 billion by 2001.

     Call centers enable agents to process a steady flow of outbound or inbound telephone contacts relating to products and services. Call centers generally consist of supervisor and agent workstations linked to a central telephone switch and computer system. Call centers historically have focused either on conducting outbound calls, for functions such as collections and product sales, or managing inbound calls, for functions such as product support, order processing and customer service. Inbound call centers utilize an interactive voice response, or IVR, unit and an ACD system that together screen and route incoming calls through the call center. Outbound call centers incorporate predictive dialing software to automate outbound dialing. Common examples of outbound call center applications include collections, telemarketing, teleservice and customer support. Increasingly, call center applications feature dynamic inbound/outbound or call blending functionality, which permits agents to be switched automatically between inbound and outbound calls as inbound call volume fluctuates.

     A key objective of an organization's outbound call center is maximizing the time spent by agents on the telephone with customers or potential customers while minimizing the "nuisance call" rate. A nuisance call is a live contact that the call management system must either put on hold or disconnect because no agent is available. High nuisance call rates caused by overdialing increase telecommunications costs and damage customer relations. Call center systems that utilize sophisticated predictive dialing software can minimize the nuisance call rate while maintaining high agent productivity. We believe that this capability is essential to organizations operating call centers.

     Call center systems were originally developed as centralized, mainframe-based information systems, which were expensive, provided limited functionality and productivity and were generally closed and proprietary. Distributed, standards-based computing environments have allowed call center systems to be developed that utilize CTI, other standard application programming interfaces, or APIs, and the flexibility and openness of distributed, object-oriented software architectures. The result is that call center systems can now incorporate leading hardware and software products from multiple vendors, are significantly less expensive to implement and can demonstrate increased system functionality and flexibility.

     The increasing usage of the Internet and the proliferation of related technologies are having a growing impact on the way businesses manage customer relationships. In particular, Internet usage is generating greater inbound customer contact traffic, placing new demands on traditional inbound customer contact systems. At the same time, the Internet is changing how outbound systems are used to manage customer relationships. Businesses are seeking to take advantage of these changes by integrating all forms of customer communication channels, including telephone, e-mail, fax and the Internet and by linking these integrated channels with existing and new business applications.

     Call center operations have become a core competency for many businesses engaged in frequent contact with customers or prospects. In order to maximize the return on their call center investment, businesses seek call center solutions that are adaptable to emerging technologies, flexible, scaleable, intuitive to use, allow transparent data access, integrate existing IT, telephony and Internet systems and can be deployed in a distributed manner across the enterprise.

THE MELITA SOLUTION

     We provide integrated customer relationship management solutions that automate outbound or blended call centers, enabling our customers to enhance telephony-based customer interaction. Our principal product, PhoneFrame Explorer, is a scaleable, integrated solution based on a distributed, object-oriented architecture. The PhoneFrame Explorer product provides comprehensive functionality and a user-friendly application development environment enabling organizations to implement effective customer contact strategies for a broad range of activities, including collections, telemarketing and customer service. Our solution provides:

     - High agent productivity, low nuisance call rates, and low operating costs through patented predictive dialing and inbound/outbound call management functionality;

     - Enhanced agent interaction with customers through front-end software applications that allow agents to access information throughout the enterprise on a real-time basis and that guide agents through each step of the customer interaction process;

     - Dynamic campaign development, deployment and modification through powerful, easy-to-use script generation and application development software and services; and

     - The ability to leverage existing investments in call center systems and adapt to emerging technologies through standards-based, open, scaleable, distributed, object-oriented software architecture.

     A critical element of the comprehensive solutions we provide is our underlying philosophy of Customer Care. Our products represent a critical link between the business enterprise and its customers, providing the business with a solution that allows it to provide the best customer care. Our Customer Care philosophy focuses on enhancing the quality of People to People Communication and is reflected in all facets of our operations and products. We have incorporated applications into our existing products that reflect this philosophy, including our patented predictive dialing algorithms, Cancel Dial functionality, dynamic in-bound/outbound call blending and Single System Image View, our solution for presenting customer data integrated from multiple sources on an agent's screen.

STRATEGY

     Our primary objective is to be the leading provider of automated customer relationship management systems that enable businesses to integrate their customer contact strategies with their front office and back office operations. Our strategy to achieve this objective includes the following key elements:

     Leverage Installed Base of Customers: We will continue to focus sales and marketing efforts on our installed base of customers. In 1998, 68.6% of our product revenues were from sales to existing customers. We also intend to continue to leverage our penetration of currently targeted vertical markets by using our existing customers as a reference base to gain new customers. We work actively with existing customers to help define emerging applications and pursue joint development activities.

     Leverage Technology Leadership and Software Focus: We believe we are a global technology leader in the field of call center automation software and CTI, having pioneered many of the industry's fundamental call center technologies. We hold a comprehensive U.S. and foreign-based patent portfolio covering numerous processes and technologies utilized in call management systems. We have based our products on our MPower software architecture, which is a distributed, object-oriented, standards-based architecture. Our software focused solution is compatible with standard telephony and computing infrastructure from a variety of major OEMs, allowing businesses to leverage existing telephony and computing technology. We are leveraging our technological expertise in call center systems and seek to develop solutions to incorporate multi-channel customer contact across the enterprise, including inbound and outbound calling, the Internet, fax and e-mail.

     Continue to Focus on Providing Comprehensive Customer Relationship Management Solutions: We provide system design, application configuration, integration and training services in conjunction with the installation of our products. We believe our ability to integrate customer relationship management solutions with existing systems and applications is an important factor in the purchasing decisions of customers, and we intend to continue our emphasis on providing these design and integration services.

     Continue to Expand Sales and Marketing: We intend to pursue an increased share of the market for call management systems by hiring additional sales and marketing personnel. We are expanding our global and national accounts program. This program focuses on sales and marketing efforts to large, multinational corporations. In 1998, we opened offices in both Irvine, California and Chicago, Illinois that include sales, marketing and support personnel. Our sales and marketing personnel grew from 99 at the end of 1997 to 142 at the end of 1998.

     Increase Penetration of International Markets: We currently have relationships with VARs in Europe, Latin America and the Pacific Rim. We intend to commit additional resources to these relationships in selected international markets. In 1998, we established VAR agreements with Lucent Technologies covering four countries in South America, we continued our expansion of our Mexico City office and we opened a new office in Paris. We also intend to expand our international operations through hiring additional personnel and forming additional relationships with VARs and distributors in Europe, Latin America and the Pacific Rim.

     Continue to Develop Domestic Distribution Channels: We have historically relied on our direct sales channel domestically. In 1998, we established joint distribution relationships with Aspect Telecommunications Corporation and Williams Communications, LLC for North America. We intend to increase support of distribution channels in North America with additional channel programs and personnel. We also plan to strengthen existing joint marketing and distribution relationships.

PRODUCTS

     Our principal product, PhoneFrame Explorer, is an integrated suite of distributed, object-oriented software applications and standards-based hardware that provides outbound and blended call management solutions. PhoneFrame Explorer software components are based on open standards, thereby allowing integration with varied and complex user environments and eliminating the need for proprietary hardware.

     PhoneFrame Explorer products are sold to organizations that operate outbound and blended call centers. These call centers require solutions that integrate with existing communication and information systems including mainframe-based information systems, local area networks, relational database management systems, agent workstations, PBX/ACDs, IVRs and the Internet. Utilizing customer records residing in an organization's existing databases, PhoneFrame Explorer products automate customer relationship management and guide agents through the customer interaction process.


                         (System Architecture Graphic)

     Components of the PhoneFrame Explorer product include the Universal Server; the Command Post; our desktop solutions, Magellan and Melita OpenClient Access; and the Universal Telephony Platform, or UTP.


                                  PHONEFRAME EXPLORER
       PRODUCT COMPONENT                               DESCRIPTION
Universal Server                 Server software that controls and coordinates system
                                 operation. Used to manage calling list data, replies to
                                 Internet contacts, call attempt and contact history,
                                 agent profiles, time zone and area code data, call
                                 processing, agent and supervisor activity.
                                 Platform: IBM RISC/6000, AIX operating system, Sybase
                                 database
Command Post                     Suite of software applications used by system managers
                                 to configure, operate, monitor and report on agent and
                                 system activities utilizing an interactive GUI.
                                 Platform: Pentium PC, Windows NT
Desktop Solutions                Client-based software which runs on the agent
                                 workstation and manages the client session with the
                                 Universal Server for each contact routed to the agent
                                 workstation. We provide two alternative desktop
                                 solutions:
               Magellan          Software that controls Windows GUI screen presentation
                                 on the agent workstation. Provides read/write access to
                                 data in customer's existing systems. Additionally,
                                 Magellan Builder facilitates development of customer
                                 interaction and call flow applications featuring an
                                 interactive GUI.
               Melita            Software development kit that provides
                  OpenClient     industry-standard components, such as JavaBean or
                  Access         ActiveX, that allow the existing enterprise or
                                 third-party desktop solutions to be integrated with the
                                 PhoneFrame Explorer solution.
                                 Platform: PC, Windows 3.1, 95 and NT
Universal Telephony Platform     Call processing and media management software capable
                                 of using either CTI links to leading PBX/ACDs or
                                 telephony links through industry standard call
                                 processing hardware to perform call processing across
                                 multiple countries.

     The Universal Server is the server component of the PhoneFrame Explorer solution that controls and coordinates the overall system operations. It runs on an IBM RISC/6000 with the AIX operating system and utilizes Sybase for storing and managing customer contacts, call flow applications, contact history and agent profiles. TCP/IP is used for all communication with other system components allowing the PhoneFrame Explorer system to be configured in a user's local or wide-area network. Universal Server software also supports Simple Network Management Protocol, or SNMP, for remote management and diagnostics.

     Command Post provides a suite of software that allows call center managers or system administrators to configure, manage, monitor and report on call center activity across an enterprise. Our Command Post software includes applications such as Production Monitoring, which provides a floor-plan view of call center operations with real-time information display for each agent position. Based on Windows NT, the Command Post user interface provides a user-friendly environment for managing and reporting on all aspects of system operation.

     Our desktop solutions include Magellan and Melita OpenClient Access. Magellan provides an application development environment for call center managers to create call flow applications without having to write software. Magellan applications provide user-defined, graphical user interfaces to guide agents through customer interactions. Magellan supports real-time access to enterprise-wide customer and product information residing anywhere within the computing and telephony infrastructures by utilizing industry standards for data access. Melita OpenClient Access is a software development kit providing industry-standard components that allow customers to integrate their own or third-party desktop software into the PhoneFrame Explorer solution. Customers can choose between an ActiveX or JavaBean component to integrate with their custom applications into any Windows-based or browser-based environment.

     The UTP provides state-of-the-art telephony and CTI functionality including call processing and media management. It is based on our MPower architecture and employs industry-standard telephony components and the Windows NT operating system. The UTP offers an international set of digital interfaces, including T1, E1 and ISDN. This open, NT server-based communications platform incorporates numerous standards, including SCSA, CORBA and TCP/IP. UTP's enhanced CTI capabilities enable call blending and "single-switch" software only solutions. SNMP is fully supported for remote monitoring and diagnostics.

SERVICES

     We provide multiple forms of service and support for our customers, including maintenance, installation, integration, training, consulting and custom application development. Customers that receive maintenance services are entitled to customer and technical support 24 hours a day, seven days a week. Maintenance customers also receive ongoing system support and baseline software upgrades. Installation and integration services consist of custom application design, configuration and documentation, along with the physical installation and integration of the system. Introductory training classes are provided as part of each initial system purchase, and advanced classes are provided for additional fees. Our consulting services provide our customers with expertise and assistance in planning, designing and implementing our solutions. We also offer other special customer services such as custom application development, scripting and call center consulting to our customers.

     Our customer service group is composed of a Professional Services group, which provides services for a fee when contracted for by a customer, and a Global Support Services group, which manages inventory, purchasing, testing and ongoing relations with customers. Services personnel are located throughout the United States and in the United Kingdom, France, Mexico and Canada. Additional services are provided by the company's VARs and distribution partners. We contract with third parties to provide local hardware support.

     As of December 31, 1998, we employed 178 people in our Professional Services and Global Support Services groups.

SALES AND MARKETING

     We sell our products primarily through a direct sales channel and, to a lesser extent, indirectly through distributors and VARs. We conduct sales in the United States, Mexico, Canada, France and the United Kingdom primarily through direct channels. We sell our products and services in other countries through indirect channels.

     Our VARs and distributors are independent organizations that perform some or all of the following functions for our products: sales and marketing, systems implementation and integration, and ongoing consulting and technical support. We believe that our VARs and distributors have a significant influence over product choices made by our customers and that our VAR and distributor relationships are an important element in our marketing, sales and implementation efforts.

     Our marketing activities include product management, product marketing, direct marketing, public relations, press and analyst communications, event support and management of our website. Our Business Development Group is responsible for creating distribution relationships, strategic alliances, joint marketing agreements and co-development relationships with call center industry providers.

     Our customers independently operate domestic and international user groups. Each group conducts annual as well as regional user group meetings typically focused on common applications and call center opportunities. We participate as invited in the user group conferences generally by conducting seminars, product demonstrations and educational sessions. As of December 31, 1998, we employed 142 people in our sales and marketing group.

CUSTOMERS

     Our call management solutions are used by organizations in a broad range of industries. In 1998, the top five industry groups by revenue were banking, financial services, service agencies, communications and retail. Revenues from the top five customers were 24.5% of total revenues in 1996, 27.9% of total revenues in 1997 and 23.2% of total revenues in 1998. In 1996, no single customer accounted for more than 10% of total revenues. In 1997, BancOne Services Corp. (now First USA) accounted for 11.8% of total revenues, and in 1998, CitiGroup accounted for 13.1% of total revenues. Although specific customers may change from period to period, we expect that large sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future.

     The following table sets forth certain of our current customers that have purchased $200,000 or more in products and services from us during the two year period ended December 31, 1998:

BANKING
Banco Rio de la Plata
Banco Santander
Bancomer, S.A.
Bank of Montreal
Chevy Chase Bank, FSB
CitiGroup
Credicard SA
First Union Mortgage Corporation
First USA
Green Tree Financial Corporation
HSBC
Huntington National Bank
Lloyds Bank
PNC Bank
Royal Bank of Canada
Sovereign Bank FSB
Texas Commerce Bank
Toronto Dominion Bank
Union Bank

FINANCIAL SERVICES
Advanta Mortgage Group
Countrywide Home Loans, Inc.
Dun & Bradstreet, Inc.
Empire Funding Corporation
Fidelity Funding Financial Group
Fiscalex, LTDA
Mortgage Lenders Network
Navy Federal Credit Union
Norwich Union
One Hour Acceptance
Primus Automotive Financial
  Services, Inc.

COMMUNICATIONS
America Online, Inc.
Bell Atlantic Mobility
Cox Enterprises, Inc.
MCI Wireless
MediaOne Group
Swisscom AG

SERVICE AGENCIES
Allied Interstate, Inc.
Ameridial, Inc.
Credit Bureau Services, Inc.
Equant Marketing Group
Franklin Acceptance Corporation
National Asset Recovery
Sitel Corporation
Snyder Communications, Inc.
Specialized Card Services, Inc.
Tecmarketing, S.A. de C.V.

RETAILERS AND OTHER
Atlanta Journal and Constitution
Automobile Club of Southern
  California
Franklin Mint
J.C. Penney Company, Inc.
Johns Hopkins Health Systems
Pennsylvania American Water Co.
Saks Incorporated

TECHNOLOGY AND PRODUCT DEVELOPMENT

     We intend to continue investment in research and development to maintain our position as a leader in call center technology. Our MPower architecture is a distributed, object-oriented, component-based software architecture that facilitates the development, test, configuration, deployment and interoperability of our call center solutions. The system provides three core sets of services:

     - user interface presentation, navigation and reporting;

     - server-based system management services; and

     - telephony-based, CTI and multi-media contact services, including our patented predictive dialing and dynamic call blending applications.

     Our products are based on an open architecture utilizing industry standards and provide seamless integration with third-party systems or customers' existing technology infrastructure. We will seek to continue to develop products that adhere to existing and emerging standards.

     The presentation and navigation components of the software have been implemented using Windows Graphical User Interface guidelines. We have engaged usability labs and focus groups to define interface requirements and verify usability. TCP/IP is used as the transport layer for all component communication. Standard data access protocols such as EHLLAPI, DDE and ODBC, and software development tools such as ActiveX and JavaBean, facilitate integration with third-party desktop applications and protocol stacks.

     Our UTP software has been designed using industry standards and we intend to continue this approach. Our systems use standard off-the-shelf analog and digital communications components. CTI links to the various PBX/ACD systems used by our customers are typically proprietary and necessitate the use of CTI middleware. We have standardized CT-Connect Server from Dialogic Corporation to facilitate integration with various PBX/ACD switching platforms.

     We are finalizing plans to release Melita Enterprise Explorer, the next major release of software in the Explorer product line. We announced Enterprise Explorer in the fall of 1998, are currently in the beta-testing phase and expect Enterprise Explorer to be in general release in the second half of 1999. Enterprise Explorer software will extend our MPower software architecture to include enterprise resource sharing and mixed media services. This will allow customers to deploy a single system across multiple sites for different types of communication between a business and its customers. Enterprise Explorer will permit both agent and telephony resources to be managed from a central location and shared among multiple sites using Asynchronous Transfer Mode (ATM) or Voice over Internet Protocol technology. This will enhance the ability of businesses to implement enterprise-wide contact strategies and eliminate the issues created by multiple, isolated "islands" of technology. In connection with the implementation of a distributed architecture, the pacing algorithm of the Universal Server will be enhanced to minimize the nuisance call rate. New Command Post software will allow system managers to define "virtual agent groups" consisting of agents across multiple sites and will allow managers to monitor these agents in real time. Enterprise Explorer will include NT server-based Mixed Media Servers that will provide all communication services for the system, including the ability to process faxes, e-mail and Internet communication.

COMPETITION

     The market for our products is intensely competitive, fragmented and subject to rapid change. Because our principal products are call management systems, which include both software applications and hardware, we compete with a variety of companies that provide these components independently or as an integrated system. Our primary competitors in the field of integrated inbound/outbound call management systems are Davox, EIS and Mosaix. We compete primarily against Davox and Mosaix in the collections segment of the outbound call management systems market, and against EIS in the telemarketing and telesales segments of the inbound/outbound call management systems market. We also compete in the CTI segment of the market, where principal competitors include Genesys Telecommunications Laboratories, Inc., GeoTel Communications Corporation, Information Management Associates, Inc., and Quintus Corporation, among others. Some of our competitors may align themselves with PBX/ACD vendors, other communications equipment providers or other vendors in an effort to increase sales potential for their products. We may face additional direct competition from PBX/ACD vendors, other communications equipment providers, communications service providers, computer hardware and software vendors and others. We may also face competition from non-traditional competitors in the emerging computer telephony market. These competitors may include Interactive Intelligence Inc., Oracle Corporation, IBM and others. We generally face competition from at least one of our principal competitors on major sales and believe that price is a major factor considered by our prospective customers. Increased competition has contributed significantly to price reductions, and we expect these price reductions to continue. In addition, increased competition may result in reduced operating margins and loss of market share. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we could.

     We believe that the primary competitive factors affecting our markets include product features such as flexibility, scaleability, interoperability, functionality and ease of use, as well as reputation, quality, performance, price and customer service and support.

REGULATORY ENVIRONMENT

     Certain uses of outbound call management systems are regulated by federal, state and foreign law. The Federal Telephone Consumer Protection Act, or TCPA, prohibits the use of automatic dialing equipment to call emergency telephone lines, health care and similar facility patient telephone lines, and telephone lines where the called party is charged for incoming calls, such as those used by pager and cellular phone services. The TCPA prohibits use of such equipment to engage two or more lines of a multi-line business simultaneously, and restricts the use of artificial or prerecorded voice messages in calls to residential lines. Among other things, the TCPA required the Federal Communications Commission, or FCC, to create regulations protecting residential telephone subscribers from unwanted telephone solicitations. In addition, the Telemarketing and Consumer Fraud and Abuse Prevention Act authorized the Federal Trade Commission, or FTC, to prohibit a variety of deceptive and/or abusive telemarketing practices, including, among other things, repetitive or harassing calls and requests by telemarketers for payments before certain types of services are provided. The rules adopted by the FCC and FTC prohibit calls to persons who have indicated that they do not wish to be contacted, and the FCC specifically requires telemarketers to maintain a company-specific "do-not-call list" that contains the names and numbers of residential subscribers who do not want to receive calls. The rules also require that telemarketers may call consumers only after 8:00 a.m. and before 9:00 p.m., local time. The FCC rules do not restrict calls made to parties that have an "established business relationship" with the caller or calls placed by tax-exempt nonprofit organizations. The Telemarketing Fraud Prevention Act, or TFPA, adopted in June 1998, imposes severe criminal penalties, including forfeiture of property, for fraud committed through telemarketing calls. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. The Fair Debt Collection Practices Act, or FDCPA, limits communication by certain debt collectors with consumers only after 8:00 a.m. and before 9:00 p.m., local time, and not at the consumer's place of business. Many of our customers are exempt from the FDCPA. In addition, certain states have enacted laws regarding debt collection practices, which in some cases may impose restrictions on telephonic collection activities in addition to those of the FDCPA. Although compliance with these laws may limit the potential use of our products in some respects, we believe our systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters.

PROPRIETARY RIGHTS

     We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We hold numerous U.S. and foreign patents covering various processes and technologies utilized in call management systems. These patents cover our proprietary implementations of applications such as inbound/outbound call blending, call progress analysis, screen pops of the called person's account information, Cancel

Dial and Single System Image View. We also have a number of pending patent applications on customer interaction management innovations for which patents have not yet issued. In many cases, we have also received or applied for patents in other countries covering the innovations covered by existing U.S. patents or patent applications.

EMPLOYEES

     As of December 31, 1998, we had 448 full-time employees, (178 in customer service and operations, 142 in sales and marketing, 77 in research and development and 51 in administration), of whom 398 were based in the United States and 50 were based in other countries. With the exception of eight employees of our Mexico City subsidiary, none of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

     We believe our future success will depend in large part on our ability to recruit and retain qualified employees, especially experienced software engineering personnel. The competition for such personnel is intense, and we cannot assure that we will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors, and their ages as of January 31, 1999, are as follows:

                  NAME                     AGE                   POSITION
                  ----                     ---                   --------
Aleksander Szlam.........................  47    Chairman of the Board and Chief Executive
                                                   Officer
Dan K. Lowring...........................  38    Vice President, Administration and Chief
                                                   Financial Officer, Secretary and
                                                   Treasurer
William K. Dumont........................  49    Senior Vice President, Worldwide Sales
John A. Lamb.............................  46    Senior Vice President, Strategic Product
                                                   Marketing
Donald L. House(1).......................  57    Director
Don W. Hubble(1).........................  59    Director

---------------

(1) Member of the Audit Committee and the Compensation Committee.

     ALEKSANDER SZLAM founded Melita in 1979 and has served as Chairman of the Board and Chief Executive Officer of Melita since its inception. Prior to founding Melita, Mr. Szlam worked as a design engineer and scientist at Lockheed Corporation, NCR and Solid State Systems.

     DAN K. LOWRING has served as Vice President, Administration and Chief Financial Officer of Melita since August 1998, and has served as Secretary since March 1997 and Treasurer since January 1997. Mr. Lowring also served as Vice President, Corporate and Strategic Planning of Melita from December 1997 to August 1998. From July 1993 to December 1996 he served as Director of Finance, from March 1993 to July 1993 he served as Controller, and from October 1990 to March 1993 he served as Manager of Finance of Melita. Prior to joining Melita, Mr. Lowring served in various capacities with a division of Raymond James Financial, Inc. and with R.H. Macy & Co.

     WILLIAM K. DUMONT has served as Senior Vice President, Worldwide Sales of Melita since August 1998. Mr. Dumont also served as Vice President, Sales of Melita from December 1996 until August 1998. Prior to joining Melita, Mr. Dumont served as Regional Manager for Octel Communications Corporation from 1994 to 1996, and from 1990 to 1994 he served as Regional Vice President of VMX, Inc., both of which are voice processing companies.

     JOHN A. LAMB has served as Senior Vice President, Strategic Product Marketing of Melita since August 1998. Mr. Lamb also served as Vice President, New Business Development of Melita from September 1996 to August 1998, and was Director of Special Projects of Melita from February 1996 to September 1996. Mr. Lamb served as Vice President, Research and Development of Microhelp, Inc., a software development company, from January 1995 to November 1995. From 1990 to 1995, he held various positions in the sales and engineering departments of Melita.

     DONALD L. HOUSE has served as a Director of Melita since June 1997. A private investor and business advisor to technology companies since 1988, Mr. House served as Chairman of the Board of Directors of Clarus Corporation (formerly known as SQL Financials, Inc.), a developer of electronic commerce, financial and human resources application software, from January 1993 through December 1997. He continues to serve on the Board of Clarus Corporation. In addition, Mr. House serves on the Board of Carreker-Antinori, Inc., a provider of software and consulting services to the financial industry, where he is a member of the Audit Committee. He also serves as a director of a number of private high technology firms. From September 1991 until December 1992, Mr. House served as President of Prentice Hall Professional Software, a subsidiary of Simon and Schuster, Inc. From 1968 through 1987, Mr. House served in a number of senior executive positions with Management Science America, Inc., a provider of enterprise application software.

     DON W. HUBBLE has served as a Director of Melita since June 1997. Mr. Hubble has served as the Chairman, President and Chief Executive Officer of Angelica Corporation, a health-care, textile rental and apparel company, since January 1998 and served as an independent consultant from October 1996 to December 1997. Mr. Hubble served with National Service Industries, Inc., or NSI, from 1980 until October 1996, most recently serving as President and Chief Operating Officer. Mr. Hubble also served in various capacities with a number of divisions of NSI, including National Linen Service, Block Industries and Certified Leasing Company.

     There are no family relationships between any of our directors or executive officers.

CERTAIN FORWARD LOOKING STATEMENTS

     In this report (including the documents incorporated herein by reference), we have made certain forward-looking statements that are based on our current beliefs and the information currently available to us, as well as estimates and assumptions we have made. Words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries we serve, the costs of product development and other risks and uncertainties, including the risk and uncertainties identified above under "Risk Factors." Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. Please see
Exhibit 99.1 "Safe Harbor Compliance Statement for Forward Looking Statements", the terms of which are incorporated herein, for additional factors to be considered by shareholders and prospective shareholders.

ITEM 2.  PROPERTIES

     Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 100,000 square feet of modern office space in Norcross, Georgia. This facility is leased to us through 2005. The facility is owned by a partnership controlled by our Chairman of the Board, Chief Executive Officer and principal shareholder.

     We also lease space for several sales and support centers located in the United States and in London, Mexico City, Paris and Toronto. We believe we will require significant additional office space within the next 12 months and that suitable space will be available to accommodate expansion of our operations on commercially reasonable terms. We anticipate leasing approximately 75,000 additional square feet of general office space at market rates near our current headquarters, in Norcross, Georgia, from a partnership controlled by our Chairman of the Board, Chief Executive Officer and principal shareholder, within the next 12-24 months. We also anticipate leasing approximately 10,000 feet of general office space at market rates in London within the next 12 months upon the termination of our current lease in London.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market, or Nasdaq, under the symbol "MELI." The following table sets forth the range of high and low sale prices for our common stock on Nasdaq during the periods indicated commencing June 4, 1997, the date of our initial public offering.

                                                              HIGH     LOW
                                                              ----     ---
1997:
  Second Quarter (from June 4, 1997)........................  $13      $10
  Third Quarter.............................................   12 7/8    7 5/8
  Fourth Quarter............................................   12 1/4    7 3/4
1998:
  First Quarter.............................................   19 1/8    8 1/2
  Second Quarter............................................   19 1/8   11 3/4
  Third Quarter.............................................   17 3/8    8
  Fourth Quarter............................................   21 1/4    7 1/4
1999:
  First Quarter (through February 12, 1999).................   25 1/8   16 3/8

     On February 12, 1999, the last sale price of the common stock on Nasdaq was $17 15/16 per share. As of January 31, 1999, there were 53 holders of record of our common stock.

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. We have derived the statement of operations data for the years ended December 31, 1996, 1997 and 1998 and the balance sheet data as of December 31, 1997 and 1998 from our financial statements audited by Arthur Andersen LLP and included elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 1994 and 1995 and the balance sheet data as of December 31, 1994, 1995 and 1996 from our audited financial statements not included in this report.

                                                                         YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                              1994      1995      1996      1997      1998
                                                             -------   -------   -------   -------   -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
  Product..................................................  $18,186   $24,620   $32,077   $46,065   $67,943
  Service..................................................    8,970    10,662    15,463    19,725    25,467
                                                             -------   -------   -------   -------   -------
         Total revenues....................................   27,156    35,282    47,540    65,790    93,410
Cost of revenues:
  Product..................................................    6,310     8,730    11,494    15,531    21,336
  Service..................................................    3,254     5,282     6,863     9,642    13,346
                                                             -------   -------   -------   -------   -------
         Total cost of revenues............................    9,564    14,012    18,357    25,173    34,682
                                                             -------   -------   -------   -------   -------
Gross margin...............................................   17,592    21,270    29,183    40,617    58,728
Operating expenses:
  Engineering, research and development....................    3,660     4,050     5,070     6,880    10,410
  Selling, general and administrative......................   11,332    12,559    16,765    22,320    31,253
                                                             -------   -------   -------   -------   -------
         Total operating expenses..........................   14,992    16,609    21,835    29,200    41,663
                                                             -------   -------   -------   -------   -------
Income from operations.....................................    2,600     4,661     7,348    11,417    17,065
Other income, net..........................................       46        88       261       662     1,193
                                                             -------   -------   -------   -------   -------
Income before income taxes.................................    2,646     4,749     7,609    12,079    18,258
Income tax provision (benefit):
  Tax provision............................................      (26)       --        --     3,023     6,573
  Deferred tax adjustment..................................       --        --        --    (1,473)       --
                                                             -------   -------   -------   -------   -------
Net income.................................................  $ 2,672   $ 4,749   $ 7,609   $10,529   $11,685
                                                             =======   =======   =======   =======   =======
Income before pro forma income taxes.......................  $ 2,672   $ 4,749   $ 7,609   $12,079
Pro forma income taxes.....................................    1,164     1,794     2,827     4,469
                                                             -------   -------   -------   -------
Pro forma net income.......................................  $ 1,508   $ 2,955   $ 4,782   $ 7,610
                                                             =======   =======   =======   =======
Earnings per share:
  Diluted earnings per share...............................  $  0.24   $  0.38   $  0.62   $  0.73   $  0.74
  Pro forma diluted earnings per share.....................  $  0.14   $  0.24   $  0.39   $  0.53
Weighted average shares outstanding:
  Diluted..................................................   11,143    12,338    12,363    14,386    15,815

                                                                              DECEMBER 31,
                                                             -----------------------------------------------
                                                              1994      1995      1996      1997      1998
                                                             -------   -------   -------   -------   -------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities...........  $ 5,406   $ 5,959   $ 9,489   $30,814   $30,440
Working capital............................................    8,594     6,904     8,124    32,251    42,882
Total assets...............................................   17,635    20,928    27,069    56,395    75,308
Long-term debt, net of current portion.....................    3,068     2,644        --        --        --
Total shareholders' equity.................................    7,103     6,657    10,872    37,289    50,069

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a leading provider of automated customer relationship management systems that enable businesses to integrate their telephony-based customer contact strategies with their front office and back office operations. Organizations use our principal product, PhoneFrame Explorer, to implement strategies for customer interaction that increase agent productivity and effectiveness, reduce the costs of call center operations, improve customer relationships and enhance revenue generation for a broad range of activities, including collections, telemarketing and customer service. We offer ongoing maintenance support of our products. We also offer fee-based installation, education, custom application development and consulting services. Historically, we have internally generated the funds necessary for our growth through profits and cash provided by operating activities.

     Our revenues are derived primarily from two sources: (i) product license fees for the use of our software products and revenues from sales of related computer and telephony hardware that utilizes the software and (ii) service fees for ongoing system support, maintenance, installation, education and consulting services. We recognize product revenue upon shipment of the product if there are no significant post-delivery obligations, if collection is probable and if the agreement requires payment within one year. Revenues from post-contract maintenance support are recognized ratably over the term of the support period. Post-contract maintenance support revenues accounted for 17.6% of total revenues in 1998. Revenues from consulting, installation and education services are recognized as the services are performed. In any given period, a significant portion of our revenues may be derived from large sales to a limited number of customers. During 1996, no customer accounted for more than 10% of our total revenues. During 1997, BancOne Services Corp. (now First USA) accounted for 11.8% of our total revenues. During 1998, CitiGroup accounted for 13.1% of our total revenues. Revenues from our five largest customers represented 24.5%, 27.9% and 23.2% of our total revenues for 1996, 1997 and 1998, respectively.

     Revenues from sales to customers outside the United States accounted for 21.0%, 18.4% and 24.8% of our total revenues for 1996, 1997 and 1998, respectively. We rely on VARs and distributors to sell, install and support our products in countries outside of the United States, Canada, Mexico and the United Kingdom. We believe that our continued growth and profitability will require further expansion of our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional VARs and distributors. To the extent that we are unable to do so on a timely basis, our revenue growth, if any, may be slowed, and profitability may be adversely affected as significant costs may be incurred in advance of the international revenues. Our international revenues are denominated primarily in U.S. dollars or British pounds. Our expenses incurred in foreign countries are typically denominated in local currencies. We have recognized pre-tax foreign exchange gains (losses) of approximately $162,000, ($20,000) and $(23,000) in 1996, 1997 and 1998,
respectively. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on our future international operations.

RESULTS OF OPERATIONS

     The following table sets forth items shown in our statement of operations as a percentage of total revenues for the periods indicated. The table should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Net revenues:
  Product...................................................   67.5%    70.0%    72.7%
  Service...................................................   32.5     30.0     27.3
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
Cost of revenues:
  Product...................................................   24.2     23.6     22.8
  Service...................................................   14.4     14.7     14.3
                                                              -----    -----    -----
          Total cost of revenues............................   38.6     38.3     37.1
                                                              -----    -----    -----
Gross margin................................................   61.4     61.7     62.9

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Operating expenses:
  Engineering, research and development.....................   10.7     10.5     11.1
  Selling, general and administrative.......................   35.2     33.8     33.5
                                                              -----    -----    -----
          Total operating expenses..........................   45.9     44.3     44.6
                                                              -----    -----    -----
Income from operations......................................   15.5     17.4     18.3
Other income, net...........................................    0.5      1.0      1.2
                                                              -----    -----    -----
Income before income taxes..................................   16.0     18.4     19.5
Income tax provision (benefit):
  Tax provision.............................................     --      4.6      7.0
  Deferred tax adjustment...................................     --     (2.2)      --
                                                              -----    -----    -----
Net income..................................................   16.0%    16.0%    12.5%
                                                              =====    =====    =====
Income before pro forma income taxes........................   16.0%    18.4%
Pro forma income taxes......................................    6.0      6.8
                                                              -----    -----
Pro forma net income........................................   10.0%    11.6%
                                                              =====    =====

     The following table sets forth, for each component of net revenues, the cost of such revenues as a percentage of such revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996      1997     1998
                                                              -----     ----     ----
Cost of product revenues....................................   35.8%    33.7%    31.4%
Cost of service revenues....................................   44.4%    48.9%    52.4%

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues

        Product. We increased our product revenues by 47.5% from $46.1 million in 1997 to $67.9 million in 1998. The increase in product revenues was due to continued strong demand for our products, increased marketing and sales efforts, increased international sales through the direct channel and increased sales through distribution channels. Over this period, we expanded our call center solutions with the introduction of PhoneFrame Explorer in the fourth quarter of 1997.

        Service. We increased our service revenues by 29.1% from $19.7 million in 1997 to $25.5 million in 1998. Service revenues increased primarily due to an increase in the number of maintenance and support agreements and, to a lesser degree, from revenues generated by installation of new systems, upgrades to existing systems and consulting services. We introduced consulting services in the fourth quarter of 1997.

     Cost of Revenues

        Product. The cost of product revenues includes the cost of material, the cost of sublicensing third-party software, personnel-related costs for internal product assembly and fees paid to third parties for outsourced product assembly. Cost of product revenues increased from $15.5 million, or 33.7% of related product revenues, in 1997, to $21.3 million, or 31.4% of related product revenues in 1998. The increase in absolute dollars in the cost of product revenues was due to the increase in the volume of shipments of our products. The product cost decrease, as a percentage of product revenues, was primarily due to product design improvements, reduced material purchase costs, and lower hardware content of the systems.

        Service. The cost of service revenues primarily consists of employee-related costs for customer support, consulting and field service personnel and fees paid to third parties for installation services and post-installation hardware maintenance services. Cost of service revenues increased from $9.6 million, or 48.9% of related service revenues, in 1997, to $13.3 million, or 52.4% of related services revenues, in 1998. The increase in absolute dollars in the cost of service revenues was primarily due to the increase in service personnel to support the larger installed customer base and higher volume of installations. The increase as a percentage of service revenues, was primarily due to increased infrastructure spending for international operations and to support expansion of domestic indirect distribution channels.

     Operating Expenses

        Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with software, voice processing and CTI technology development. Also included are outside contractor costs for development projects and expendable equipment purchases. Engineering, research and development costs increased from $6.9 million, or 10.5% of total revenues, in 1997, to $10.4 million, or 11.1% of total revenues, in 1998. The increase in absolute dollars resulted primarily from the addition of developers and outside contractors to support our new product development efforts, which were focused on continued enhancements to PhoneFrame Explorer and ongoing development of future products, including Enterprise Explorer. We intend to continue to invest heavily in product development activities. As a result, we expect that engineering, research and development costs will increase in absolute dollars and may increase as a percentage of revenues in the future.

        Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. Selling, general and administrative costs increased from $22.3 million, or 33.8% of total revenues, in 1997, to $31.3 million, or 33.5% of total revenues, in 1998. This increase in absolute dollars was primarily related to the expansion of our sales and marketing resources, increased commission expenses due to higher sales, and increased levels of marketing activities. The decrease as a percentage of total revenues was primarily a result of leveraging the infrastructure and improvements to operating efficiencies. We intend to continue to expand our sales, marketing and sales support operations in 1999. As a result, we expect selling, general and administrative costs will increase in absolute dollars and may increase as a percentage of revenue in the future.

     Other Income (Expense), Net

     Other income (expense), net increased from $662,000 in 1997 to $1.2 million in 1998. The increase was primarily due to interest income earned on our investments in marketable securities and the elimination of interest expense attributable to the receipt of proceeds from our initial public offering in June 1997.

     Income Tax Provision (Benefit)

     In connection with the initial public offering on June 4, 1997, we converted our U.S. taxable status from an S corporation to a C corporation and, accordingly, we are subject to federal and state income taxes. We recorded tax provisions at the effective tax rate of 36.0% in 1998, as compared to 37.0% in 1997. The reduction in our effective tax rate was the result of certain tax planning initiatives.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues

       Product. We increased our product revenues by 43.6% from $32.1 million in 1996 to $46.1 million in 1997. The increase in product revenues was due to continued strong demand for our products, new product offerings and increased sales and marketing efforts. Over this period, we expanded our call center solutions by introducing Magellan in the fourth quarter of 1996.

       Service. We increased our service revenues by 27.6% from $15.5 million in 1996 to $19.7 million in 1997. Service revenues increased primarily due to an increase in the number of post-contract maintenance support agreements and, to a lesser degree, from revenues generated by installation of new systems and upgrades to existing systems.

     Cost of Revenues

       Product. Cost of product revenues increased from $11.5 million, or 35.8% of related product revenues, in 1996, to $15.5 million, or 33.7% of related product revenues, in 1997. The increase in absolute dollars in the cost of product revenues was due to the increase in the volume of shipments of our products. The decrease as a percentage of product revenues was primarily due to product design improvements and reduced material purchase costs.

       Service. Cost of service revenues increased from $6.9 million, or 44.4% of related service revenues, in 1996, to $9.6 million, or 48.9% of related service revenues, in 1997. The increase in absolute dollars in the cost of service revenues was primarily due to the increase in service personnel to support the larger installed customer base and higher volume of installations. The increase as a percentage of service revenues was primarily due to increased infrastructure spending for international operations.

     Operating Expenses

        Engineering, research and development. Engineering, research and development costs increased from $5.1 million, or 10.7% of total revenues, in 1996, to $6.9 million, or 10.5% of total revenues, in 1997. The increase in absolute dollars resulted primarily from the addition of developers and outside contractors to support our new product development efforts, which resulted in the release of PhoneFrame Explorer in 1997.

        Selling, general and administrative. Selling, general and administrative costs increased from $16.8 million, or 35.2% of total revenues, in 1996, to $22.3 million, or 33.8% of total revenues, in 1997. This increase in absolute dollars was primarily related to the expansion of our sales and marketing resources, increased commission expenses due to higher sales, and increased levels of marketing activities. The decrease as a percentage of total revenues was primarily a result of leveraging the infrastructure and improving operating efficiency.

     Other Income (Expense), Net

     Other income (expense), net increased from $261,000 in 1996 to $662,000 in 1997. The increase was primarily due to interest income earned on our investments in marketable securities, which increased substantially due to the net proceeds of the June 1997 initial public offering of our stock and the $11.2 million of positive cash flow from operations recorded during 1997.

     Income Tax Provision (Benefit)

     Upon the conversion from an S corporation to a C corporation in June 1997, we recognized a one-time benefit by recording deferred tax assets of $1.5 million. Subsequent to our conversion, we also recorded tax provisions at the effective tax rate of 37.0% in 1997.

FINANCIAL CONDITION

     Total assets as of December 31, 1998, were $75.3 million, an increase of $18.9 million from December 31, 1997. The increase was primarily due to increases in accounts receivable and net property and equipment. Cash, cash equivalents and marketable securities decreased by $374,000. Accounts receivable increased $16.5 million primarily due to increased sales levels. Net property and equipment increased by $2.1 million primarily due to purchases of equipment and software to support the increased number of employees and purchases of equipment used for development purposes.

     Current liabilities as of December 31, 1998 were $25.2 million, an increase of $6.1 million from December 31, 1997. The increase was primarily due to an increase in accounts payable and accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through internally generated cash flow. Our operating activities generated cash of $9.3 million in 1996, $11.2 million in 1997 and $2.8 million in 1998. In 1998, our cash was generated by net income, an increase in accounts payable and accrued liabilities and deferred revenue, primarily offset by an increase in accounts receivable. In 1997, our cash was generated by net income, an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable and a decrease in customer deposits.

     Our investing activities used cash of $1.5 million in 1996, $27.5 million in 1997 and $3.0 million in 1998. Our use of cash was primarily for the purchase of capital equipment and software to support our growth and for investments in marketable securities. The increase from 1996 to 1997 of funds available for investing was principally due to the proceeds from our initial public offering in 1997.

     Our financing activities used cash of $3.8 million in 1996 and generated $13.2 million in 1997 and $1.0 million in 1998. During 1997, we received $36.0 million of cash from the initial public offering of our stock.

     As of December 31, 1998, we had working capital of $42.9 million. Cash, cash equivalents and marketable securities were $30.4 million. We estimate that we will incur capital expenditures of approximately $5 million in 1999, related to anticipated increased capital needs of technology and facility upgrades, and support of increased staffing. We believe that existing cash, cash equivalents and marketable securities and potential cash flow from operations will be sufficient to meet our cash requirements for at least the next twelve months.

YEAR 2000 READINESS

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

     The Company's State of Readiness

     Our management has chartered a Year 2000 Committee and charged it with the task of evaluating our Year 2000 readiness and recommending action that we should take to minimize disruption from the Year 2000 issue. The Year 2000 Committee has developed a comprehensive checklist, or Year 2000 Plan, to address our Year 2000 readiness with respect to both IT and non-IT systems. The Year 2000 Plan covers all major and minor IT and non-IT systems potentially impacted by the Year 2000. Beginning in the second quarter of 1998, we initiated a quarterly review of the status of resolution of any items in the Year 2000 Plan.

     The latest versions of our products are designed to be Year 2000 compliant. We are in the process of determining the extent to which our earlier software products as implemented in our installed customer base are Year 2000 compliant, as well as the impact of any non-compliance on us and our customers.

     To operate our business, we rely upon relationships with third parties over which we can assert little control. The Year 2000 Committee is in the process of assessing the risks associated with the failure of such third parties to adequately address the Year 2000 issue. The Year 2000 Committee is also assessing the risks associated with non-IT systems on which our operations rely that may contain microcontrollers or embedded systems technologies that are not Year 2000 compliant.

     The Costs to Address Our Year 2000 Issues

     We estimate that the cost to address our Year 2000 issues will not have a material impact on operations.

     The Risks of Our Year 2000 Issues

     We do not currently believe that the effects of any Year 2000 non-compliance in our installed base of software adversely affect our business, financial condition and results of operations. However, our investigation is in its preliminary stages, and no assurance can be given that we will not be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that our software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in our internal IT systems and certain non-IT systems on which our operations rely or non-compliance by our business partners could adversely affect our business, financial condition and results of operations.

     We believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus potentially resulting in stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including our current customers, to reevaluate their current software needs and as a result switch to other systems or suppliers. Any of the foregoing could adversely affect our business, financial condition and results of operations.

     Our Contingency Plans

     We are prepared to develop contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. However, we have not yet identified any business function that is materially at risk of Year 2000 related disruption, and thus have not yet developed detailed contingency plans specific to Year 2000 events for any business function. We are prepared for the possibility, however, that certain business functions may be hereafter identified as at risk. We will develop contingency plans for such business functions as and if such determinations are made.

NEW ACCOUNTING PRONOUNCEMENT

     In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective for our fiscal year ending December 31, 2000. We do not believe that the adoption of this pronouncement will have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a number of market risks in the ordinary course of our business, such as foreign currency exchange risk resulting from our international operations. These risks arise in the normal course of business rather than from trading. In addition, some of our traded assets are exposed to market risks such as interest rate fluctuations. Primarily securities owned by us through Melita Finance Corporation, our wholly-owned investment subsidiary, are sensitive to changes in interest rates. Our management has examined our exposures to all of these risks and has concluded that none of our exposures in these areas is material to fair values, cash flows or earnings.

     The following table provides information about securities owned by us through Melita Finance Corporation that are sensitive to markets risks:

                     SECURITIES SENSITIVE TO MARKET RISK BY MATURITY
                                 AS OF DECEMBER 31, 1998
                                      (IN THOUSANDS)
                                                                        2004 AND
                                  1999     2000    2001   2002   2003    AFTER      TOTAL
                                 ------   ------   ----   ----   ----   --------   -------
Fixed Rate ($US)                 $5,242   $4,131   --     --     --     $12,956    $22,329
  Average Interest Rate            6.35%    6.55%  --     --     --        6.74%      6.56%

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                                 TOGETHER WITH
                                AUDITORS' REPORT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   21
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   22
Consolidated Statements of Operations for the three years in
  the period ended December 31, 1998........................   23
Consolidated Statements of Shareholders' Equity for the
  three years in the period ended December 31, 1998.........   24
Consolidated Statements of Comprehensive Income for the
  three years in the period ended December 31, 1998.........   25
Consolidated Statements of Cash Flows for the three years in
  the period ended December 31, 1998........................   26
Notes to Consolidated Financial Statements..................   27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Melita International Corporation:

     We have audited the accompanying consolidated balance sheets of Melita International Corporation (a Georgia corporation) and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Melita International Corporation and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 30, 1999

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1997       1998
                                                               -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 6,845    $ 7,684
  Marketable securities.....................................    23,969     22,756
  Accounts receivable, net of allowance for doubtful
     accounts of $876 and $2,450 at December 31, 1997 and
     1998, respectively.....................................    15,796     32,287
  Inventories...............................................     2,461      1,260
  Deferred taxes............................................     2,035      3,731
  Prepaid expenses and other................................       251        403
                                                               -------    -------
          Total current assets..............................    51,357     68,121
                                                               -------    -------
Property and equipment, at cost:
  Furniture and fixtures....................................     1,648      2,241
  Equipment.................................................     8,195     11,618
  Leasehold improvements....................................       831      1,095
                                                               -------    -------
          Total property and equipment......................    10,674     14,954
  Less accumulated depreciation.............................     5,735      7,946
                                                               -------    -------
          Net property and equipment........................     4,939      7,008
Other assets................................................        99        179
                                                               -------    -------
                                                               $56,395    $75,308
                                                               =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 5,326    $ 6,624
  Accrued liabilities.......................................     7,763     11,835
  Deferred revenue..........................................     4,029      5,965
  Customer deposits.........................................     1,988        815
                                                               -------    -------
          Total current liabilities.........................    19,106     25,239
                                                               -------    -------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Preferred stock, no par value; 20,000,000 shares
     authorized, no shares issued and outstanding at
     December 31, 1997 and 1998.............................        --         --
  Common stock, no par value; 100,000,000 shares authorized;
     15,168,395 shares issued and outstanding at December
     31, 1997, and 15,270,738 shares issued and outstanding
     at December 31, 1998...................................        69         69
  Additional paid-in capital................................    36,046     37,075
  Accumulated other comprehensive income....................        30         96
  Retained earnings.........................................     1,144     12,829
                                                               -------    -------
          Total shareholders' equity........................    37,289     50,069
                                                               -------    -------
                                                               $56,395    $75,308
                                                               =======    =======

   The accompanying notes are an integral part of these consolidated balance sheets.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1997        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Net revenues:
  Product...................................................   $32,077     $46,065     $67,943
  Service...................................................    15,463      19,725      25,467
                                                               -------     -------     -------
          Total revenues....................................    47,540      65,790      93,410
                                                               -------     -------     -------
Cost of revenues:
  Product...................................................    11,494      15,531      21,336
  Service...................................................     6,863       9,642      13,346
                                                               -------     -------     -------
          Total cost of revenues............................    18,357      25,173      34,682
                                                               -------     -------     -------
Gross margin................................................    29,183      40,617      58,728
                                                               -------     -------     -------
Operating expenses:
  Engineering, research and development.....................     5,070       6,880      10,410
  Selling, general and administrative.......................    16,765      22,320      31,253
                                                               -------     -------     -------
          Total operating expenses..........................    21,835      29,200      41,663
                                                               -------     -------     -------
Income from operations......................................     7,348      11,417      17,065
Other income, net...........................................       261         662       1,193
                                                               -------     -------     -------
Income before income taxes..................................     7,609      12,079      18,258
Income tax provision (benefit):
  Tax provision as C corporation............................        --       3,023       6,573
  Deferred tax adjustment...................................        --      (1,473)         --
                                                               -------     -------     -------
Net income..................................................   $ 7,609     $10,529     $11,685
                                                               =======     =======     =======
Pro forma net income:
  Income before income taxes................................   $ 7,609     $12,079
  Pro forma income taxes....................................     2,827       4,469
                                                               -------     -------
          Pro forma net income..............................   $ 4,782     $ 7,610
                                                               =======     =======
Earnings per share:
  Basic earnings per share..................................   $  0.63     $  0.76     $  0.77
  Diluted earnings per share................................   $  0.62     $  0.73     $  0.74
  Pro forma basic earnings per share........................   $  0.40     $  0.55
  Pro forma diluted earnings per share......................   $  0.39     $  0.53
Weighted average shares outstanding:
  Basic.....................................................    12,088      13,832      15,193
  Diluted...................................................    12,363      14,386      15,815

 The accompanying notes are an integral part of these consolidated statements.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  COMMON STOCK
                           ----------------------------------------------------------
                                 MELITA
                              INTERNATIONAL       MELITA EUROPE
                               CORPORATION           LIMITED        INVENTIONS, INC.    ADDITIONAL
                           -------------------   ----------------   -----------------    PAID-IN
                             SHARES     AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT     CAPITAL
                           ----------   ------   -------   ------   -------   -------   ----------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31,
  1995...................   8,000,000    $ 2      31,328    $46       100       $1       $    20
Net income before pro
  forma income taxes.....          --     --          --     --        --       --            --
Distributions to
  shareholders...........          --     --          --     --        --       --            --
Foreign currency
  translation
  adjustment.............          --     --          --     --        --       --            --
                           ----------    ---     -------    ---      ----       --       -------
Balance, December 31,
  1996...................   8,000,000      2      31,328     46       100        1            20
Net income before pro
  forma income taxes.....          --     --          --     --        --       --            --
Proceeds from the
  issuance of common
  stock..................   4,025,000     --          --     --        --       --        36,046
Combination transaction
  (Note 1)...............   3,143,395     67     (31,328)   (46)     (100)      (1)          (20)
Note and cash
  distributions to
  shareholders...........          --     --          --     --        --       --            --
Unrealized gain on
  marketable
  securities.............          --     --          --     --        --       --            --
Foreign currency
  translation
  adjustment.............          --     --          --     --        --       --            --
                           ----------    ---     -------    ---      ----       --       -------
Balance, December 31,
  1997...................  15,168,395     69          --     --        --       --        36,046
Net income...............          --     --          --     --        --       --            --
Proceeds from the
  issuance of common
  stock..................     102,343     --          --     --        --       --         1,029
Unrealized gain on
  marketable
  securities.............          --     --          --     --        --       --            --
Foreign currency
  translation
  adjustment.............          --     --          --     --        --       --            --
                           ----------    ---     -------    ---      ----       --       -------
Balance, December 31,
  1998...................  15,270,738    $69          --    $--        --       $--      $37,075
                           ==========    ===     =======    ===      ====       ==       =======


                               OTHER
                           COMPREHENSIVE   RETAINED
                              INCOME       EARNINGS    TOTAL
                           -------------   --------   --------
                            (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31,
  1995...................       $ 5        $  6,583   $  6,657
Net income before pro
  forma income taxes.....        --           7,609      7,609
Distributions to
  shareholders...........        --          (3,424)    (3,424)
Foreign currency
  translation
  adjustment.............        30              --         30
                                ---        --------   --------
Balance, December 31,
  1996...................        35          10,768     10,872
Net income before pro
  forma income taxes.....        --          10,529     10,529
Proceeds from the
  issuance of common
  stock..................        --              --     36,046
Combination transaction
  (Note 1)...............        --              --         --
Note and cash
  distributions to
  shareholders...........        --         (20,153)   (20,153)
Unrealized gain on
  marketable
  securities.............        15              --         15
Foreign currency
  translation
  adjustment.............       (20)             --        (20)
                                ---        --------   --------
Balance, December 31,
  1997...................        30           1,144     37,289
Net income...............        --          11,685     11,685
Proceeds from the
  issuance of common
  stock..................        --              --      1,029
Unrealized gain on
  marketable
  securities.............        89              --         89
Foreign currency
  translation
  adjustment.............       (23)             --        (23)
                                ---        --------   --------
Balance, December 31,
  1998...................       $96        $ 12,829   $ 50,069
                                ===        ========   ========

 The accompanying notes are an integral part of these consolidated statements.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996     1997      1998
                                                              ------   -------   -------
                                                                    (IN THOUSANDS)
Net income..................................................  $7,609   $10,529   $11,685
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...................      30       (20)      (23)
  Unrealized gain on marketable securities..................      --        15        89
                                                              ------   -------   -------
     Other comprehensive income.............................      30        (5)       66
                                                              ------   -------   -------
Comprehensive income........................................  $7,639   $10,524   $11,751
                                                              ======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1997      1998
                                                              ------   --------   -------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income or pro forma net income........................  $4,782   $  7,610   $11,685
  Adjustments to reconcile net income or pro forma net
     income to net cash provided by operating activities:
     Pro forma income taxes.................................   2,827      1,446        --
     Deferred taxes.........................................      --       (562)   (1,695)
     Depreciation and amortization..........................   1,141      1,279     2,212
     Loss on sale of property and equipment.................       6         --        --
     Changes in assets and liabilities:
       Accounts receivable..................................  (2,657)    (3,935)  (16,492)
       Inventories..........................................     585        (19)    1,201
       Prepaid expenses and other assets....................     172        (81)     (152)
       Accounts payable.....................................    (334)     2,897     1,298
       Accrued liabilities..................................     794      3,552     4,071
       Deferred revenue.....................................     472        964     1,936
       Customer deposits....................................   1,417     (1,861)   (1,173)
       Other, net...........................................      63        (95)     (103)
                                                              ------   --------   -------
          Total adjustments.................................   4,486      3,585    (8,897)
                                                              ------   --------   -------
          Net cash provided by operating activities.........   9,268     11,195     2,788
                                                              ------   --------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................  (1,531)    (3,494)   (4,280)
  Purchases of marketable securities........................      --    (23,954)    1,302
                                                              ------   --------   -------
          Net cash used in investing activities.............  (1,531)   (27,448)   (2,978)
                                                              ------   --------   -------
Cash flows from financing activities:
  Repayment of capital lease obligations....................     (48)       (19)       --
  Net proceeds from issuance of common stock................      --     36,046     1,029
  Repayment of notes payable to stockholder.................      --     (2,625)       --
  Repayment of notes payable to stockholder representing
     distributions..........................................    (375)   (12,900)       --
  Distributions to stockholder..............................  (3,424)    (7,253)       --
                                                              ------   --------   -------
          Net cash provided by (used in) financing
            activities......................................  (3,847)    13,249     1,029
                                                              ------   --------   -------
Net change in cash and cash equivalents.....................   3,890     (3,004)      839
Cash and cash equivalents, beginning of year................   5,959      9,849     6,845
                                                              ------   --------   -------
Cash and cash equivalents, end of year......................  $9,849   $  6,845   $ 7,684
                                                              ======   ========   =======
Marketable securities.......................................  $   --   $ 23,969   $22,756
                                                              ======   ========   =======
Cash, cash equivalents and marketable securities............  $9,849   $ 30,814   $30,440
                                                              ======   ========   =======
Supplemental cash flow information:
Cash paid for interest during the year......................  $  279   $    335        --
                                                              ======   ========   =======
Income taxes paid...........................................  $   --   $  3,198   $ 6,392
                                                              ======   ========   =======

 The accompanying notes are an integral part of these consolidated statements.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Melita International Corporation ("Melita" or the "Company") provides customer contact and customer relationship management systems that enable its customers to operate efficient call centers. The Company's principal product is an integrated system comprised of both hardware and software. Melita offers ongoing maintenance support for its products, as well as fee-based installation, education and consulting services. The Company markets its products worldwide through direct sales forces and through distributors in Europe, Latin America and Asia (Note 7).

COMPLETION OF INITIAL PUBLIC OFFERING

     On June 4, 1997, the Company completed an initial public offering (the "Offering") of 4,025,000 shares of common stock at $10 per share resulting in net proceeds of $36,046,000.

BASIS OF COMBINATION

     Prior to June 4, 1997, the financial statements are presented on a combined basis and include the accounts of Melita, Melita Europe Limited ("Melita Europe") and Inventions, Inc. ("Inventions"), since all were under common control. All significant intercompany accounts and transactions have been eliminated in combination.

     Concurrent with the Offering, the shareholders of Melita Europe and Inventions contributed their respective shares in exchange for 3,143,395 shares of Melita. The combination was treated similar to a pooling of interests and no step-up basis was recorded as the entities involved were under common control.

PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements since June 4, 1997 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or cash equivalents.

MARKETABLE SECURITIES

     The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes raw materials, labor, and overhead. Market is defined as replacement cost for work in progress and raw materials and net realizable value for finished goods. Inventories consist of the following at December 31, 1997 and 1998 (in thousands):

                                                               1997     1998
                                                              ------   ------
Raw materials...............................................  $1,251   $  143
Work in process.............................................     457       37
Finished goods..............................................     753    1,080
                                                              ------   ------
          Total inventories.................................  $2,461   $1,260
                                                              ======   ======

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. The straight-line method of depreciation was adopted for property placed in service after September 30, 1997. Prior to September 30, 1997, an accelerated method was used. The difference between the accelerated method and the straight-line method was immaterial. The estimated useful lives are as follows:

Furniture and fixtures.............  Five to seven years
Equipment..........................  Three to seven years
Leasehold improvements.............  Remaining life of lease

INCOME TAXES

     Prior to June 4, 1997, Melita and Inventions were organized as S corporations under the Internal Revenue Code and, therefore, were not subject to federal income taxes. The income or loss of Melita and Inventions was included in the shareholders' individual federal and state tax returns, and as such, no provision for income taxes was recorded in the accompanying combined statements of operations. The Company historically made distributions to cover the shareholders' anticipated tax liability.

     In connection with the Offering, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, became subject to federal and state income taxes. Upon the conversion, the Company recognized a one-time benefit by recording deferred tax assets of $1,473,000.

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

FOREIGN CURRENCY TRANSLATION

     The financial statements of Melita Europe are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets of Melita Europe are translated at the current rates of exchange at December 31. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in shareholders' equity. The Company has recognized foreign exchange gains (losses) of approximately $162,000, ($20,000) and ($23,000) in 1996, 1997 and 1998,
respectively.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

REVENUE RECOGNITION

     The Company generates product revenues primarily from its principal product, an integrated system comprised of both hardware and software. The Company's service revenues are generated from maintenance contracts which include support, parts and labor, and software update rights. Service revenues also include fee-based installation, training, and consulting services.

     The Company recognizes product revenues when a contract has been executed, the product has been shipped and the Company has no significant obligations yet to be satisfied. The Company's sales contracts provide for certain payment terms normally based upon signing the contract, customer receipt of the product, and commencement of operation of the customer's system.

     Revenues from maintenance contracts are recognized ratably over the term of the contractual support period which ranges up to 5 years. If maintenance is included in the original integrated product contract, such amounts are unbundled from the license fee based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of the Company's hardware and software products. Revenues from consulting, installation, and training services are recognized as the services are performed.

     Deferred revenues primarily relate to products that have not yet been delivered and maintenance services which have been paid by the customers prior to the performance of those services. Deferred revenue amounted to $4,029,000 and $5,965,000 at December 31, 1997 and 1998, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Research and development expenditures are charged to expense as incurred. Software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company has defined technological feasibility of its products as the point in time at which the Company has a working model of the related product, which is when the product has achieved "beta" status. Historically, the development costs incurred during the period between the achievement of beta status by a product and the point at which the product is available for general release to customers have not been material. Accordingly, the Company has concluded that the amount of development costs capitalizable under the provisions of SFAS No. 86 was not material to the financial statements for the years ended December 31, 1996, 1997 and 1998. Therefore, the Company has charged all software development costs to expense as incurred for the years ended December 31, 1996, 1997 and 1998.

WARRANTY COSTS

     The Company generally warranties its products for 90 days and provides for estimated warranty costs upon shipment of such products. Warranty costs have not been and are not anticipated to be significant.

CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets for which the Company's services are provided as well as their dispersion across many different geographic areas. As a result, as of December 31, 1997 and 1998, the Company did not consider itself to have any significant concentrations of credit risk. During 1997, only BankOne Services Corporation (now First USA Bank), at 11.8%, accounted for greater than 10% of total revenues. During 1998, only CitiGroup, at 13.1%, accounted for greater than 10% of total revenues. In 1996, 1997 and 1998, the Company's five largest customers accounted for approximately 24.5%, 27.9% and 23.2%, respectively, of total revenues. These sales

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES were predominantly to customers in the financial services industry. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenues in any particular period for the foreseeable future.

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

BASIC AND DILUTED NET EARNINGS PER SHARE

     Basic earnings per share and pro forma basic earnings per share are computed using net income or pro forma net income divided by the sum of (i) the weighted average number of shares of common stock outstanding ("Weighted Shares") for the period presented including the number of shares issued in the combination of Melita, Melita Europe and Inventions discussed in Note 1 and (ii) for periods prior to the Offering, the number of shares pursuant to Staff Accounting Bulletin 1B.3 that at the assumed public offering price would yield proceeds in the amount necessary to pay the distribution to the majority stockholder as a result of the Offering that are not covered by the earnings for the year ("Distribution Shares").

     The only difference between basic and diluted net earnings per share is the result of the treasury stock method effect of common equivalent shares ("CESs"). Diluted earnings per share and pro forma diluted earnings per share is computed using net income or pro forma net income divided by the sum of (i) Weighted Shares, (ii) the Distribution Shares and (iii) the treasury stock method effect of CESs outstanding of 275,000, 554,000 and 622,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values of accounts receivable, accounts payable, and other financial instruments approximate their fair values at December 31, 1997 and 1998 principally because of the short-term maturities of these instruments.

ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1997 and 1998 include the following (in thousands):

                                                               1997     1998
                                                              ------   -------
Accrued salaries and wages..................................  $3,279   $ 4,935
Other current liabilities...................................   4,169     6,608
Accrued rent................................................     315       292
                                                              ------   -------
          Total accrued liabilities.........................  $7,763   $11,835
                                                              ======   =======

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the year ending December 31, 2000. The adoption of this statement is not expected to have a significant impact on the Company's financial statements.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.  NOTES PAYABLE TO SHAREHOLDER

     In 1997, the Company issued to the shareholder of the Company notes payable in the amount of $12,900,000 representing undistributed earnings through December 31, 1996. Additionally, the Company accumulated earnings of $7,253,000 through the closing date of the Offering. With the proceeds from the Offering, the Company paid an original note of $2,625,000 and the $12,900,000 notes payable and the $7,253,000 of additional accumulated earnings through the closing date of the Offering.

     Interest paid to shareholder was $271,000, $335,000, and $0 for the years ended December 31, 1996, 1997 and 1998, respectively.

3.  INCOME TAXES

     In connection with the Offering, the Company converted from an S corporation to a C corporation and, accordingly, became subject to federal and state income taxes. The components of the total deferred tax assets as of December 31, 1997 and 1998 are as follows (in thousands):

                                                               1997     1998
                                                              ------   ------
Deferred tax assets and liabilities:
  Deferred revenue..........................................  $1,207   $1,866
  Accrued liabilities.......................................     230      623
  Allowance for doubtful accounts...........................     263      784
  Depreciation..............................................     (70)      64
  Inventory.................................................     405      394
                                                              ------   ------
          Total net deferred tax assets.....................  $2,035   $3,731
                                                              ======   ======

     The following summarizes the components of the income tax provision for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                 PRO FORMA      ACTUAL
                                                              ---------------   -------
                                                               1996     1997     1998
                                                              ------   ------   -------
Current domestic taxes:
  Federal...................................................  $2,775   $4,405   $ 6,546
  State.....................................................     326      517       580
Foreign taxes...............................................     (75)     109     1,143
Deferred taxes..............................................    (199)    (562)   (1,696)
                                                              ------   ------   -------
          Tax provision.....................................  $2,827   $4,469   $ 6,573
                                                              ======   ======   =======

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

     A reconciliation from the federal statutory rate to the tax provision for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                               PRO FORMA    ACTUAL
                                                              -----------   ------
                                                              1996   1997    1998
                                                              ----   ----   ------
Statutory federal tax rate..................................  34.0%  34.0%   35.0%
State income taxes, net of federal tax benefit..............   4.0    4.0     2.4
Foreign operations..........................................  (1.3)  (1.2)   (0.8)
Other.......................................................   0.5    0.2    (0.6)
                                                              ----   ----    ----
Effective tax rate..........................................  37.2%  37.0%   36.0%
                                                              ====   ====    ====

4.  BENEFIT PLAN

     Melita has a defined contribution profit-sharing plan (the "Plan") for substantially all Melita employees meeting the eligibility requirements as defined in the plan agreement. The Plan provides for annual contributions by Melita at the discretion of the board of directors. The Plan also contains a 401(k) feature which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions. Total contributions by Melita to the Plan were $119,000, $429,000 and $391,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

5.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     At December 31, 1998, the future minimum operating lease payments (including leases with related parties) under noncancelable operating leases were as follows (in thousands):

1999........................................................  $  810
2000........................................................     723
2001........................................................     668
2002........................................................     607
Thereafter..................................................   1,768
                                                              ------
          Total future minimum lease payments...............  $4,576
                                                              ======

     The Company's leases are primarily for equipment and facilities. Total rental expense for operating leases was $751,000, $714,000 and $866,000 in 1996, 1997 and 1998, respectively.

     In August 1994, the Company entered into a lease agreement with an unrelated party to lease land and buildings commencing April 1995. The agreement provides for annual rentals of approximately $542,000 to $636,000 per year over a ten-year term. In November 1995, the Company's majority shareholder purchased the land and buildings and now rents them to the Company under the terms of the original lease. Rent expense paid to the shareholder was $543,000, $544,000 and $555,000 in 1996, 1997 and 1998, respectively.

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

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

6.  STOCK OPTION PLANS

     During 1992, the Company approved a stock option plan (the "1992 Plan") for key employees for which 640,000 shares of common stock were authorized for use in the plan. During 1995, the number of authorized shares was increased to 1,000,000 shares of common stock. Options are granted at the fair market value and are exercisable based on the specific terms of the grant up to ten years from the grant date. Options granted primarily vest ratably over a four- or five-year employment period. The Company reserved the right to purchase vested options at the then-estimated fair market value prior to the date of an IPO. During 1996, the Company purchased 30,250 vested but unexercisable options held by terminated employees for $39,774. No options were purchased during 1997 or 1998. Cash paid to repurchase options is expensed as incurred.

     On February 6, 1997, the Company approved the 1997 Stock Option Plan (the "1997 Plan") for which 1,350,000 shares of common stock were authorized for issuance, less any options issued under the 1992 Plan. In October of 1997, the Company increased the number of shares available under the 1997 Plan to 1,850,000. On May 11, 1998, the shareholders approved an amendment to the 1997 Plan whereby the number of shares of common stock available for issuance under the 1997 Plan will automatically be adjusted on the first day of each fiscal year, beginning with 1998, by a number of shares such that the total number of shares reserved for issuance under the 1997 Plan equals the sum of (i) the aggregate number of shares previously issued under the 1997 Plan and the 1992 Plan; (ii) the aggregate number of shares subject to then outstanding options granted under the 1997 Plan and the 1992 Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. Options are granted at the fair market value and are exercisable based on the specific terms of the grant up to ten years from the grant date. The options vest primarily over a four-year period subject to acceleration upon the achievement of certain performance measures.

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Activity for the 1992 Plan and 1997 Plan is as follows:

                                                                            OPTION
                                                               OPTIONS       PRICE
                                                              ---------   -----------
Outstanding at December 31, 1995............................    861,450   $2.75-$3.00
  Granted...................................................    133,785          4.07
  Exercised.................................................         --
  Forfeited/repurchased.....................................    (57,463)   2.75- 4.07
                                                              ---------
Outstanding at December 31, 1996............................    937,772    2.75- 4.07
  Granted...................................................    457,325    5.50-10.00
  Exercised.................................................         --
  Forfeited/repurchased.....................................   (120,309)   2.91-10.00
                                                              ---------
Outstanding at December 31, 1997............................  1,274,788    2.75-10.00
  Granted...................................................  1,072,125    5.50-10.00
  Exercised.................................................    (80,245)
  Forfeited/repurchased.....................................   (498,487)   2.75-14.50
                                                              ---------
Outstanding at December 31, 1998............................  1,768,181    2.75-14.50
                                                              =========

     At December 31, 1998, options to purchase 747,559 shares were available for future grant and options were exercisable to purchase 698,999 shares, as discussed in the following table:

                  NUMBER OF
                    SHARES                            NUMBER       WEIGHTED
                OUTSTANDING AT      WEIGHTED      EXERCISABLE AT   AVERAGE
  EXERCISE       DECEMBER 31,       AVERAGE        DECEMBER 31,    EXERCISE
   PRICES            1998        EXERCISE PRICE        1998         PRICE
  --------      --------------   --------------   --------------   --------
$ 2.75-$ 3.00       621,054          $ 2.89          529,273        $ 2.88
  4.07-  7.94       215,242            5.30           98,926          4.71
  8.38- 10.00       552,400            9.11           64,000          9.30
 10.25- 14.50       379,485           11.31            6,800         10.25
                  ---------                          -------
$ 2.75-$14.50     1,768,181          $ 6.93          698,999        $ 3.80
                  =========                          =======

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

     The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1996, 1997 and 1998:

                                                 1996          1997          1998
                                               ---------     ---------     ---------
Risk-free interest rate......................  5.4%-6.5%     5.7%-6.5%     4.0%-5.5%
Expected dividend yield......................         --            --            --
Expected lives...............................    5 years       5 years       5 years
Expected volatility..........................        65%           65%           65%

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The total value of the options granted during the years ended December 31, 1996, 1997 and 1998 were computed as approximately $264,000, $1,716,000 and $6,613,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported earnings and pro forma earnings and net income per share and pro forma net income per share for the years ended December 31, 1996, 1997 and 1998 would have decreased to the following amounts (in thousands, except per share amounts):

                                                                 PRO FORMA      ACTUAL
                                                              ---------------   -------
                                                               1996     1997     1998
                                                              ------   ------   -------
Net income or pro forma net income:
  As reported in the financial statements...................  $4,782   $7,610   $11,685
  Pro forma in accordance with SFAS No. 123.................   4,581    7,288    10,861
Basic earnings per share:
  As reported in the financial statements...................  $ 0.40   $ 0.55   $  0.77
  Pro forma in accordance with SFAS No. 123.................    0.38     0.53      0.71
Diluted earnings per share:
  As reported in the financial statements...................  $ 0.39   $ 0.53   $  0.74
  Pro forma in accordance with SFAS No. 123.................    0.37     0.51      0.69

7.  GEOGRAPHIC INFORMATION

     Melita is a multinational corporation operating in a single segment as defined by statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following represents total revenues, net income and total assets of the following geographic segments representing over 10% of the combined totals for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                             1996      1997      1998
                                                            -------   -------   -------
United States:
  Total revenues..........................................  $37,568   $53,694   $70,289
  Net income..............................................    6,217     8,682     9,569
  Total assets............................................   23,799    51,612    66,812
Europe:
  Total revenues..........................................  $ 4,292   $ 7,347   $ 9,939
  Net income..............................................      452     1,680     1,733
  Total assets............................................    3,270     4,594     6,830
Other:
  Total revenues..........................................  $ 5,680   $ 4,749   $13,182
  Net income..............................................      940       167       383
  Total assets............................................       --       189     1,666

8.  STOCK RECAPITALIZATION

     On February 7, 1997, the Company and Inventions recapitalized their authorized, issued, and outstanding common stock by declaring a stock dividend of 99 shares of nonvoting common stock with respect to each outstanding share of voting common stock. In connection with the stock dividend, the Company amended its articles of incorporation to increase its authorized capital stock to 2,000,000,000 shares, consisting of 20,000,000 shares of voting common stock and 1,980,000,000 shares of nonvoting common stock and Inventions amended its articles of incorporation to increase its authorized capital stock to 10,000 shares, consisting of 100 shares of voting common stock and 9,900 shares of nonvoting common stock. Concurrently on the effective date of the Offering, the Company effected a 100 to 1 reverse stock split to return the number

               MELITA INTERNATIONAL CORPORATION AND SUBSIDIARIES of authorized shares to 20,000,000 shares and issued and outstanding shares to 8,000,000 shares. Accordingly, the financial statements reflect the capitalization of the Company as if the stock dividend and the reverse stock split occurred at the beginning of each period presented.

     Additionally, following completion of the Offering, the Company's authorized capital stock consists of 100,000,000 shares of common stock, no par value per share, and 20,000,000 shares of preferred stock, no par value per share.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of the quarterly results of operations for the years ended December 31, 1996, 1997 and 1998 (in thousands except per share amounts):

                                            FIRST    SECOND     THIRD    FOURTH     TOTAL
                                           -------   -------   -------   -------   -------
  1996
Total revenues...........................  $11,021   $11,886   $11,589   $13,044   $47,540
Gross margin.............................    7,133     7,163     7,027     7,860    29,183
Pro forma net income.....................    1,278     1,299       909     1,296     4,782
Pro forma diluted earnings per share.....     0.10      0.11      0.07      0.10      0.39
  1997
Total revenues...........................  $14,669   $15,530   $16,928   $18,663   $65,790
Gross margin.............................    8,902     9,532    10,488    11,695    40,617
Pro forma net income.....................    1,425     1,665     2,083     2,437     7,610
Pro forma diluted earnings per share.....     0.11      0.13      0.13      0.15      0.53
  1998
Total revenues...........................  $20,372   $22,204   $24,252   $26,582   $93,410
Gross margin.............................   12,825    13,915    15,235    16,753    58,728
Net income...............................    2,548     2,733     3,071     3,333    11,685
Diluted earnings per share...............     0.16      0.17      0.19      0.21      0.74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1998 fiscal year ended December 31, 1998 under the heading "Election of Directors". Certain information regarding directors and executive officers of the Company is included in Part I,
Item 1 of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1998 fiscal year ended December 31, 1998 under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1998 fiscal year ended December 31, 1998 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1998 fiscal year ended December 31, 1998 under the heading "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements

             See the index to Consolidated Financial Statements on page 20 for a list of the financial statements and supplementary data filed herewith.

          2. Financial Statement Schedule

             (i) The following Financial Statement Schedule of Melita International Corporation for the Years Ended December 31, 1998, 1997 and 1996 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Melita International Corporation.

                        MELITA INTERNATIONAL CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT      CHARGED TO                  BALANCE AT
                                                BEGINNING OF     COSTS AND                     END OF
                                                    YEAR          EXPENSES      DEDUCTIONS      YEAR
                                                ------------   --------------   ----------   ----------
1996:
Allowance for doubtful accounts...............    $331,000       $  260,000     $  104,000   $  487,000
Allowance for inventory obsolescence..........    $146,000       $  831,000     $  492,000   $  485,000
1997:
Allowance for doubtful accounts...............    $487,000       $1,140,000     $  751,000   $  876,000
Allowance for inventory obsolescence..........    $485,000       $  986,000     $  596,000   $  875,000
1998:
Allowance for doubtful accounts...............    $876,000       $1,691,000     $  117,000   $2,450,000
Allowance for inventory obsolescence..........    $875,000       $  922,000     $  840,000   $  957,000

             (ii) Report of Independent Public Accountants on Financial Statement Schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Melita International Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Melita International Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated January 30, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 30, 1999

     (b) Reports on Form 8-K Filed During the Fourth Quarter of 1998.

          (i) Reports on Form 8-K with respect to the appointment of Carl James Schaper as our President and Chief Operating Officer effective September 23, 1998, as filed October 2, 1998.

     (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   3.1     --  Amended and Restated Articles of Incorporation of the
               Company (incorporated by reference to Exhibit 3.3 to
               Amendment No. 1 to the Company's Registration Statement on
               Form S-1 (File No. 333-22855) filed March 28, 1997).
   3.2     --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 (File No. 333-22855)
               filed March 28, 1997).
   4.1     --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
               Restated Articles of Incorporation and Amended and Restated
               Bylaws of the Company defining rights of the holders of
               Common Stock of the Company.
   4.2     --  Specimen Stock Certificate (incorporated by reference to
               Exhibit 4.2 to the Company's Registration Statement on Form
               S-1 (File No. 333-22855) filed March 6, 1997).
  10.1     --  Lease Agreement between the Company and 5051 Peachtree
               Corners Circle, L.L.C. (incorporated by reference to Exhibit
               10.1 to the Company's Registration Statement on Form S-1
               (File No. 333-22855) filed on March 6, 1997).
  10.2     --  1992 Stock Option Plan effective June 4, 1992, as amended
               March 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No.
               333-22855) filed on March 6, 1997).
  10.3     --  1997 Stock Option Plan effective February 6, 1997, as
               amended October 21, 1997 (incorporated by reference to
               Exhibit 10.3 to the Company's Annual Report on Form 10-K
               (File No. 0-22317) filed on March 31, 1998).
  10.4     --  Employee Stock Purchase Plan adopted March 1, 1997
               (incorporated by reference to Exhibit 10.4 to Amendment No.
               1 to the Company's Registration Statement on Form S-1 (File
               No. 333-22855) filed March 28, 1997).
  10.5     --  401(k) Profit Sharing Plan as amended effective January 1,
               1993 (incorporated by reference to Exhibit 10.5 filed to the
               Company's Registration Statement on Form S-1 (File
               333-22855) filed March 6, 1997).
  10.6     --  Employment Agreement between the Company and Aleksander
               Szlam dated March 5, 1997 (incorporated by reference to
               Exhibit 10.6 to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 (File 333-22855) filed
               March 28, 1997).
  10.7     --  Form of Tax Indemnification Agreement between the Company and certain shareholders of the Company (incorporated by
               reference to Exhibit 10.8 to the Company's Registration
               Statement on Form S-1 (File 333-22855) filed March 6, 1997).
  10.8     --  Form of Tax Indemnification Agreement between Inventions,
               Inc. and certain shareholders of Inventions, Inc.
               (incorporated by reference to Exhibit 10.9 to the Company's
               Registration Statement on Form S-1 (File 333-22855) filed
               March 6, 1997).
  21.1     --  List of Subsidiaries of the Company.
  23.1     --  Consent of Arthur Andersen LLP.
  27.1     --  Financial Data Schedule (SEC use only).
  99.1     --  Private Securities Litigation Reform Act of 1995 Safe Harbor
               Compliance Statement for Forward-Looking Statements

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

March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----
                  /s/ ALEKSANDER SZLAM                    Chairman of the Board and       March 30, 1999
--------------------------------------------------------    Chief Executive Officer
                    Aleksander Szlam                        (Principal Executive
                                                            Officer)

                   /s/ DAN K. LOWRING                     Vice President,                 March 30, 1999
--------------------------------------------------------    Administration and Chief
                     Dan K. Lowring                         Financial Officer
                                                            (Principal Financial and
                                                            Accounting Officer)

                   /s/ DON W. HUBBLE                      Director                        March 30, 1999
--------------------------------------------------------
                     Don W. Hubble

                  /s/ DONALD L. HOUSE                     Director                        March 30, 1999
--------------------------------------------------------
                    Donald L. House