Form 10-Q
period 1999-03-31
MELITA INTERNATIONAL CORP
filed 1999-05-17
CIK 1034956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to _________________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of May 12, 1999: 15,651,102 shares.

                         PART 1 - FINANCIAL INFORMATION


                                                                                                                    Page
                                                                                                                    ----

                 Item 1. Financial Statements

                 Consolidated  Balance Sheets as of March 31, 1999 (unaudited) and December 31,  1998.                3


                 Unaudited Consolidated Statements of Operations for the three months ended March 31, 1999            4
                      and 1998.

                 Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 1999             5
                      and 1998.

                 Notes to Consolidated Financial Statements (Unaudited)                                               6


                 Item 2. Management's Discussion and Analysis of Financial Condition and                              9
                      Results of Operations.

                 Item 3. Quantitative and Qualitative Disclaimers
                      About Market Risk                                                                              12


                                            PART II - OTHER INFORMATION

                 Item 1.  Legal Proceedings                                                                          13

                 Item 2.  Changes in Securities                                                                      13

                 Item 3.  Defaults Upon Senior Securities                                                            13

                 Item 4.  Submission of Matters to a Vote of Security Holders                                        13

                 Item 5.  Other Information                                                                          13

                 Item 6.  Exhibits                                                                                   13

                 Signatures                                                                                          14

                        MELITA INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                March 31,        December 31,
                                                                                                  1999              1998
                                                                                                ---------        ------------
                                                                                               (Unaudited)       (Unaudited)
                                     ASSETS
         Current assets:
            Cash and cash equivalents                                                            $10,344           $ 7,684
            Marketable securities                                                                 22,917            22,756
            Accounts receivable, net of allowance for doubtful accounts of
              $3,074 at March 31, 1999 and $2,450 at December 31, 1998                            36,546            32,287
            Inventories                                                                              442             1,260
            Deferred taxes                                                                         3,731             3,731
            Prepaid expenses and other                                                               414               403
                                                                                                 -------           -------
               Total current assets                                                               74,394            68,121
         Property and equipment, net of accumulated depreciation                                   7,342             7,008
         Other assets                                                                                262               179
                                                                                                 -------           -------
                                                                                                 $81,998           $75,308
                                                                                                 =======           =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
            Accounts payable                                                                     $ 6,057           $ 6,624
            Accrued liabilities                                                                   12,774            11,835
            Deferred revenue                                                                       7,071             5,965
            Customer deposits                                                                      1,223               815
                                                                                                 -------           -------
               Total current liabilities                                                          27,125            25,239

         Stockholders' Equity
            Common Stock, no par value, 100,000,000
             shares authorized 15,633,615 outstanding at March 31, 1999
             and 15,270,738 issued and outstanding at December 31, 1998                               69                69
             Additional paid-in capital                                                           38,372            37,075
             Accumulated other comprehensive income                                                   70                96
             Retained earnings                                                                    16,362            12,829
         Total stockholders' equity                                                               54,873            50,069
                                                                                                 -------           -------
         Total liabilities and stockholders' equity                                              $81,998           $75,308
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

                        MELITA INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              For the three months ended
                                                                      March 31,
                                                                1999              1998
                                                               -------           -------
         Net revenues:
             Product                                           $19,828           $14,820
             Service                                             7,716             5,552
                                                               -------           -------
                Total revenues                                  27,544            20,372

         Cost of revenues:
             Product                                             6,139             4,760
             Service                                             4,013             2,787
                                                               -------           -------
                Total cost of revenues                          10,152             7,547
                                                               -------           -------

         Gross margin                                           17,392            12,825
         Operating expenses:
             Research and development                            3,050             2,295
             Selling, general and administrative                 9,112             6,822
                                                               -------           -------
                Total operating expenses                        12,162             9,117
                                                               -------           -------

         Income from operations                                  5,230             3,708
         Other income (expense), net                               290               273
                                                               -------           -------
         Income before income taxes                              5,520             3,981

         Income tax provision                                    1,987             1,433
                                                               -------           -------
         Net income after income tax                           $ 3,533           $ 2,548
                                                               =======           =======

         Earnings per share
             Basic                                             $  0.23           $  0.17
                                                               =======           =======
             Diluted                                           $  0.22           $  0.16
                                                               =======           =======
         Weighted average common and common
             equivalent shares
             Basic                                              15,501            15,168
             Diluted                                            16,178            15,992


 The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 For the three months ended
                                                                                                        March 31,
                                                                                                  1999              1998
                                                                                                 -------           -------
         Cash flows from operating activities:
           Net income                                                                            $ 3,533           $ 2,548
           Adjustments to reconcile net income to net cash provided
             by(used in) operating activities:
             Depreciation and amortization                                                           584               386
             Changes in assets and liabilities:
                Accounts receivable, net                                                          (4,258)           (4,284)
                Inventories                                                                          818              (158)
                Prepaid expenses and other assets                                                    (11)             (130)
                Accounts payable                                                                    (567)              (31)
                Accrued liabilities                                                                  939             1,210
                Deferred revenue                                                                   1,106             1,043
                Customer deposits                                                                    408            (1,258)
                Other, net                                                                           (59)              (47)
                                                                                                 -------           -------

                  Total adjustments                                                               (1,040)           (3,269)
                                                                                                 -------           -------

                  Net cash provided by operating activities                                        2,493              (721)

         Cash flows from investing activities:
           Purchases of property and equipment                                                      (919)           (1,166)
           Purchase of marketable securities                                                        (211)              953
                                                                                                 -------           -------

         Net cash (used in) investing activities                                                  (1,130)             (213)
         Cash flows from financing activities:
           Repayment of capital lease obligations                                                     --                --
           Net proceeds from issuance of common stock                                              1,297                 6
           Repayment of note payable to stockholder                                                   --                --
           Distributions to stockholders                                                              --                --
                                                                                                 -------           -------

                  Net cash provided by financing activities                                        1,297                 6

         Net change in cash and cash equivalents                                                   2,660              (928)

         Cash and cash equivalents, beginning of period                                            7,684             6,845
                                                                                                 -------           -------

         Cash and cash equivalents, end of period                                                 10,344             5,917
         Marketable securities                                                                    22,917            23,030
                                                                                                 -------           -------
         Cash, cash equivalents and marketable securities                                        $33,261           $28,947
                                                                                                 =======           =======

         Supplemental Disclosures of Cash Flow Information:
               Income taxes paid                                                                 $ 1,276           $   203
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

                        MELITA INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and 1998. The interim results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements for the fiscal year ended December 31, 1998, as filed in its annual report on form 10-K.

2. Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

3. Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:



                                               March 31, 1999       December 31, 1998
                                               --------------       -----------------
         Raw Materials                             $ 157                $   143
         Work in process                              28                     37
         Finished goods                              257                  1,080
                                                   -----                -------
         Total inventories                         $ 442                $ 1,260
                                                   =====                =======

4. Earnings Per Share

Earnings per share are computed using the weighted-average number of common stock and diluted common stock equivalents ("CSE") shares from stock options (using the treasury stock method) outstanding during each period.

The following table presents the components of diluted weighted average shares outstanding.

                                                                       For the three months ended   For the three months ended
                                                                              March 31, 1999               March 31, 1998
                                                                       --------------------------   --------------------------

         Weighted average shares outstanding
              Basic weighted average shares outstanding                          15,501                     15,168
              Weighted average common equivalent shares                             677                        824
                                                                                -------                    -------
              Diluted weighted average shares outstanding                        16,178                     15,992
                                                                                =======                    =======


5. Revenue Recognition

In October, 1997 the American Institute of Certified Public Accountants issued Statement Of Position 97-2, Software Revenue Recognition ("SOP 97-2"). The Company adopted SOP 97-2 in the first quarter of 1998. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.

6. Other Comprehensive Income

In June, 1997 the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. Statement of Financial Accounting Standards No. 130 establishes standards for the disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 in 1998. The changes in the components of other comprehensive income are reported as follows (in thousands):

                                                              For the three months ended
                                                                      March 31,
                                                                1999              1998
                                                              -------           -------

         Net income as reported                               $ 3,533           $ 2,548
                                                              =======           =======


         Other comprehensive income:
              Foreign currency translation                    $   (24)          $    21
              Unrealized gains on securities, net                 (50)               29
                                                              -------           -------


         Other comprehensive income                           $   (74)          $    50
                                                              =======           =======



7. Recently Issued Accounting Standards

In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is required for fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 and 1998

Revenues

         Product. We increased our product revenues by 33.8% from $14.8 million in the first quarter 1998 to $19.8 million in the same period 1999. The increase in product revenues was due to continued strong demand for our PhoneFrame Explorer product line, increased marketing and sales efforts, increased international sales through the direct channel and increased sales through distribution channels.

         Service. We increased our service revenues by 39.0% from $5.5 million in the first quarter 1998 to $7.7 million in the same quarter 1999. Service revenues increased primarily due to an increase in the number of maintenance and support agreements and, to a lesser degree, from revenues generated by installation of new systems, upgrades to existing systems and consulting services.

         Cost of Revenues

         Product. The cost of product revenues includes the cost of material, the cost of sublicensing third-party software, personnel-related costs for internal product assembly and fees paid to third parties for outsourced product assembly. Cost of product revenues increased from $4.8 million, or 32.1% of related product revenues, in the first quarter 1998, to $6.1 million, or 31.0% of related product revenues in the first quarter of 1999. The increase in absolute dollars in the cost of product revenues was due to the increase in the volume of shipments of our products. The decrease, as a percentage of product revenues, was primarily due to product design improvements, reduced material purchase costs, and lower hardware content of the systems.

         Service. The cost of service revenues primarily consists of employee-related costs for customer support, consulting and field service personnel and fees paid to third parties for installation services and post-installation hardware maintenance services. Cost of service revenues increased from $2.8 million, or 50.2% of related service revenues, in the first quarter 1998, to $4.0 million, or 52.0% of related services revenues, in the first quarter of 1999. The increase in absolute dollars in the cost of service revenues was primarily due to the increase in service personnel to support the larger installed customer base and higher volume of installations. The increase as a percentage of service revenues, was primarily due to increased infrastructure spending for international operations and to support expansion of domestic indirect distribution channels.

         Operating Expenses

         Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with software, voice processing and CTI technology development. Also included are outside contractor costs for development projects and expendable equipment purchases. Engineering, research and development costs increased from $2.3 million, or 11.3% of total revenues, in the first quarter of 1998, to $3.0 million, or 11.1% of total revenues, in the first quarter of 1999. The increase in absolute dollars resulted primarily from the addition of developers and outside contractors to support our new product development efforts, which were focused on continued enhancements to PhoneFrame Explorer and ongoing development of future products, including Enterprise Explorer. The decrease as a percentage of total revenue was due to the increased volume of revenue. We intend to continue to invest heavily in product development activities. As a result, we expect that engineering, research and development costs will increase in absolute dollars and may increase as a percentage of revenues in the future.

         Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. Selling, general and administrative costs increased from $6.8 million, or 33.5% of total revenues, in the first quarter of 1998, to $9.1 million, or 33.1% of total revenues, in the same period 1999. This increase in absolute dollars was primarily related to the expansion of our sales and marketing resources, increased commission expenses due to higher sales, and increased levels of marketing activities. The decrease as a percentage of total revenues was primarily a result of leveraging the infrastructure and improvements to operating efficiencies. We intend to continue to expand our sales, marketing and sales support operations in 1999. As a result, we expect selling, general and administrative costs will increase in absolute dollars and may increase as a percentage of revenue in the future.

         Other Income (Expense), Net

         Other income (expense), net increased from $273,000 in the first quarter of 1998 to $290,000 in the first quarter of 1999. This income was primarily due to interest income earned on our investments in marketable securities.


FINANCIAL CONDITION

         Total assets as of March 31, 1999, were $82.0 million, an increase of $6.7 million from December 31, 1998. The increase was primarily due to increases in cash, accounts receivable and net property and equipment. Accounts receivable increased $4.3 million primarily due to an increased proportion of sales through distribution and international channels as well as a large percentage of sales activity occurring late in the quarter. Historically, bad debt write-offs have been less that 1% of total revenue. Net property and equipment increased by $.3 million primarily due to purchases of equipment and software to support the increased number of employees and purchases of equipment used for development purposes.

         Current liabilities as of March 31, 1999 were $27.1 million, an increase of $1.9 million from December 31, 1998. The increase was primarily due to an increase in accrued income taxes, employee related compensation and deferred revenue.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had $33.3 million in cash, cash equivalents and marketable securities, compared to $30.4 million as of December 31, 1998. The Company's working capital was $47.3 million for the period ending March 31, 1999 as compared to $42.9 million for period ending December 31, 1998. Operating activities provided $2.5 million during the first three months of fiscal 1999. Cash used in investing activities totaled $1.1 million during the first three months of fiscal 1999. Such investing activities consisted of purchases of property and equipment and an increase in short term interest bearing investments. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

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

         The Risks of Our Year 2000 Issues

         We do not currently believe that the effects of any Year 2000 non-compliance in our installed base of software adversely affect our business, financial condition and results of operations. However, our investigation is not yet completed, and no assurance can be given that we will not be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that our software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in our internal IT systems and certain non-IT systems on which our operations rely or non-compliance by our business partners could adversely affect our business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLAIMERS ABOUT MARKET RISK.

FOREIGN EXCHANGE

         During the three months ended March 31, 1999, total revenues for the Company's international operations were approximately 30% of the Company's total revenues for all operations.

         The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the first quarter of 1999 was not material.

INTEREST RATES

         The Company invests its cash in a variety of financial instruments, including taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances.

         Interest income on the Company's investments is carried in "Other income, net" on our Consolidated Financial statements. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at March 31, 1999 was approximately 3.77% based on predominately tax free instruments. The fair value of securities held at March 31, 1999 was $22,863 million.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        The Company is not party to any material legal proceedings

Item 2. Changes in Securities.
        None

Item 3. Defaults Upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None

Item 5. Other Information.
        None

Item 6. Exhibits.

(a)     Exhibit 27        Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      MELITA INTERNATIONAL CORPORATION

Date: May 17, 1999                    By: /s/ Aleksander Szlam
                                          -------------------------------------
                                              Aleksander Szlam
                                          Chairman and Chief Executive Officer


Date:  May 17, 1999                   By: /s/ Dan K. Lowring
                                          -------------------------------------
                                              Dan K. Lowring
                                          Vice President, Administration and
                                               Chief Financial Officer