Form 10-Q
period 1999-06-30
MELITA INTERNATIONAL CORP
filed 1999-08-16
CIK 1034956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                  to                  .
                              ------------------   -----------------

Commission file number     0-22317


                        MELITA INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                        GEORGIA                                                   58-1378534
    (State or other Jurisdiction of Incorporation                       (I.R.S. Employer Identification
                   or Organization)                                                Number)


                         5051 PEACHTREE CORNERS CIRCLE
                          NORCROSS, GEORGIA 30092-2500
                                 (770) 239-4330

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of Aug 9, 1999: 15,684,055 shares.

                         PART 1 - FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
Item 1. Financial Statements

Consolidated  Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998.         3

Unaudited Consolidated Statements of Operations for the three months and six months         4
  ended June 30, 1999 and 1998.

Unaudited Consolidated Statement of Cash Flows for the six months ended June 30,            5
  1999 and 1998.

Notes to Consolidated Financial Statements (Unaudited).                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and                     9
        Results of Operations.

Item 3. Quantitative and Qualitative Disclaimers About Market Risk.                         12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  13

Item 2.  Changes in Securities                                                              13

Item 3.  Defaults Upon Senior Securities                                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                                13

Item 5.  Other Information                                                                  13

Item 6.  Exhibits                                                                           13

Signatures                                                                                  14

                        MELITA INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                   June 30,    December 31,
                                                                                    1999          1998
                                                                                 ---------     -----------
                                                                                 (Unaudited)
                                     ASSETS
      Current assets:
         Cash and cash equivalents                                                 $26,676      $30,440
         Accounts receivable, net of allowance for doubtful
         accounts of  $3,103 at June 30, 1999 and $2,450 at December 31, 1998       40,233       32,287
         Inventories                                                                   926        1,260
         Deferred taxes                                                              3,731        3,731
         Prepaid expenses and other                                                    350          403
                                                                                   -------      -------
            Total current assets                                                    71,916       68,121
      Property and equipment, net of accumulated depreciation                        8,130        7,008
      Other assets                                                                     159          179
      Intangible Assets, Net                                                         4,232           --
                                                                                   -------      -------
                                                                                   $84,437      $75,308
                                                                                   =======      =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
         Accounts payable                                                          $ 5,355      $ 6,624
         Accrued liabilities                                                        13,136       11,835
         Deferred revenue                                                            7,397        5,965
         Customer deposits                                                             827          815
                                                                                   -------      -------
            Total current liabilities                                               26,715       25,239

      Stockholders' Equity Common Stock, no par value, 100,000,000 shares authorized 15,670,429 outstanding at June 30, 1999
          and 15,270,738 issued and
           outstanding at December 31, 1998                                             69           69
          Additional paid-in capital
                                                                                    38,692       37,075
          Accumulated other comprehensive income
                                                                                        72           96
          Retained earnings
                                                                                    18,889       12,829
                                                                                   -------      -------
      Total stockholders' equity                                                    57,722       50,069
                                                                                   -------      -------
      Total liabilities and stockholders' equity                                   $84,437      $75,308
                                                                                   =======      =======

      The accompanying notes are an integral part of these consolidated balance sheets.

                        MELITA INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except for per share amounts)
                                  (unaudited)

                                             For the three months ended       For the six months ended
                                                    June 30,                         June 30,
                                                1999        1998                1999          1998
                                              -------     --------             -------      --------
      Net revenues:
          Product                             $16,876      $16,012             $36,704      $30,832
          Service                               8,141        6,192              15,857       11,744
                                              -------      -------             -------      -------
             Total revenues                    25,017       22,204              52,561       42,576

      Cost of revenues:
          Product                               5,259        5,164              11,398        9,924
          Service                               4,149        3,125               8,161        5,912
                                              -------      -------             -------      -------
             Total cost of revenues             9,408        8,289              19,559       15,836
                                              -------      -------             -------      -------

      Gross margin                             15,609       13,915              33,002       26,740
      Operating expenses:
          Research and development              2,917        2,515               5,967        4,810
          Selling, general and
          administrative                        9,006        7,407              18,118       14,229
                                              -------      -------             -------      -------
             Total operating expenses          11,923        9,922              24,085       19,039
                                              -------      -------             -------      -------

      Income from operations                    3,686        3,993               8,917        7,701
      Other income (expense), net                 261          277                 551          550
                                              -------      -------             -------      -------
      Income before income taxes                3,947        4,270               9,468        8,251

      Income tax provision                      1,421        1,537               3,408        2,970
                                              -------      -------             -------      -------
      Net income after income tax             $ 2,526      $ 2,733             $ 6,060      $ 5,281
                                              =======      =======             =======      =======

      Earnings per share
          Basic                               $  0.16      $  0.18             $  0.39      $  0.35
                                              =======      =======             =======      =======
          Diluted                             $  0.16      $  0.17             $  0.38      $  0.33
                                              =======      =======             =======      =======
      Weighted average common and common
          equivalent shares
          Basic                                15,653       15,170              15,577       15,169
          Diluted                              16,088       16,085              16,145       16,040


 The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                For the six months ended
                                                                                        June 30,
                                                                                1999                  1998
                                                                                ----                  ----
      Cash flows from operating activities:
        Net income                                                              $   6,060        $   5,281
        Adjustments to reconcile net income to net cash provided
          by(used in) operating activities:
          Depreciation and amortization                                             1,214              839
          Changes in assets and liabilities:
             Accounts receivable, net                                              (7,740)          (8,031)
             Inventories                                                              446               49
             Prepaid expenses and other assets                                         53             (398)
             Accounts payable                                                      (1,269)            (805)
             Accrued liabilities                                                    1,301            2,773
             Deferred revenue                                                       1,432              737
             Customer deposits                                                         12             (148)
             Deferred Taxes                                                            --           (1,787)
             Other, net                                                                (4)             (51)
                                                                                ---------        ---------

               Total adjustments                                                   (4,555)          (6,823)
                                                                                ---------        ---------

               Net cash provided by operating activities                            1,505           (1,542)

      Cash flows from investing activities:
        Purchased business, net of cash                                            (4,605)
        Purchases of property and equipment                                        (2,281)          (2,012)
        Purchase of marketable securities                                           5,640            2,747
                                                                                ---------        ---------

      Net cash (used in) investing activities                                      (1,246)             735

      Cash flows from financing activities:
        Repayment of capital lease obligations                                         --               --
        Net proceeds from issuance of common stock                                  1,617               15
        Repayment of note payable to stockholder                                       --               --
        Distributions to stockholders                                                  --               --
                                                                                ---------        ---------

               Net cash provided by financing activities                            1,617               15

      Net change in cash and cash equivalents                                       1,876             (792)

      Cash and cash equivalents, beginning of period                                7,684            6,845
                                                                                ---------        ---------

      Cash and cash equivalents, end of period                                      9,560            6,053
      Marketable securities                                                        17,116           21,249
                                                                                ---------        ---------
      Cash, cash equivalents and marketable securities                           $ 26,676         $ 27,302
                                                                                =========        =========

      Supplemental Disclosures of Cash Flow Information:
            Income taxes paid                                                   $   1,542        $   2,990
                                                                                =========        =========


      The accompanying notes are an integral part of these consolidated statements.

                        MELITA INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)
                                  (unaudited)


1.  Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and 1998. The interim results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements for the fiscal year ended December 31, 1998, as filed in its annual report on form 10-K.

2.  Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

3.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:



                                        June 30, 1999       December 31, 1998
                                        ------------        -----------------
                      Raw Materials          $  502             $  143
                      Work in process            44                 37
                      Finished goods            380              1,080
                                             ------             ------
                      Total inventories      $  926             $1,260
                                             ======             ======

4.  Earnings Per Share

Earnings per share are computed using the weighted-average number of common stock and diluted common stock equivalents ("CSE") shares from stock options (using the treasury stock method) outstanding during each period.

The following table presents the components of diluted weighted average shares outstanding.

                                                  For the six months      For the three months     For the six months
                                                  ended June 30, 1999     ended June 30, 1999      ended June 30, 1998
                                                  -------------------     -------------------      -------------------
Weighted average shares outstanding
     Basic weighted average shares outstanding           15,578                  15,653                   15,169
     Weighted average common equivalent shares              567                     435                      871
                                                       --------                --------                   ------
     Diluted weighted average shares outstanding         16,145                  16,088                   16,040
                                                       ========                ========                   ======


5.  Revenue Recognition

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

6.  Other Comprehensive Income

In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 in 1998. The changes in the components of other comprehensive income are reported as follows (in thousands):


                                                               For the three months ended          For the six months ended
                                                                        June 30,                           June 30,
                                                                 1999                1998              1999           1998
                                                                 ----                ----              -----          ----
                  Net income as reported                       $ 2,526              $ 2,733        $ 6,060            $5,281
                                                               =======              =======        =======            ======


                  Other comprehensive income:
                       Foreign currency translation            $    (1)             $    (1)       $   (25)           $   20
                       Unrealized gains on securities, net           2                   13            (48)               42
                                                               -------              -------        -------            ------


                  Other comprehensive income                   $     1              $    12        $   (73)           $   62
                                                               =======              =======        =======            ======


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

8.  Acquisitions

On June 15, 1999, the Company purchased smallwonder! softworks, Inc. of Leesburg, Virginia for $4.1 million in cash and a prospective earnout of up to an additional $3 million, based on achievement of certain defined criteria.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

    Product. Product revenues increased by 5.6% from $16.0 million in the second quarter 1998 to $16.9 million in the same period 1999. The increase in product revenues was due to continued strong demand for our PhoneFrame Explorer product line, increased marketing and sales efforts, increased international sales through the direct channel and increased sales through distribution channels. Product revenues decreased 14.9% from $19.8 million in the first quarter 1999 to $16.9 million in the second quarter 1999. This decrease is primarily due to a combination of certain contracts that had been forecasted for second quarter that did not close and a change in the product mix that reflected a higher percentage of software-only sales.

    Service. Service revenues increased by 30.6% from $6.2 million in the second quarter 1998 to $8.1 million in the same quarter 1999. Service revenues increased primarily due to an increase in the number of maintenance and support agreements and, to a lesser degree, from revenues generated by the installation of new systems, upgrades to existing systems, and consulting services. Revenues generated from maintenance and support agreements increased 23.4% from $3.9 million in the second quarter 1998 to $4.9 million in the second quarter 1999. Revenues generated from consulting services increased 65.1% from $.3 million in the second quarter 1998 to $.5 million in the same period 1999.

    Cost of Revenues

    Product. The cost of product revenues includes the cost of material, the cost of sublicensing third-party software, personnel-related costs for internal product assembly and fees paid to third parties for outsourced product assembly. Cost of product revenues increased from $5.2 million, or 32.5% of related product revenues, in the second quarter 1998, to $5.3 million, or 31.4% of related product revenues in the second quarter of 1999. The increase in absolute dollars in the cost of product revenues was due to the increase in the volume of shipments of our products. The decrease, as a percentage of product revenues, was primarily due to product design improvements, reduced material purchase costs, and an increase in software-only solutions that increased from historic percentages resulting in a lower overall percentage of the hardware content of systems shipped.

    Service. The cost of service revenues primarily consists of employee-related costs for customer support, consulting and field service personnel and fees paid to third parties for installation services and post-installation hardware maintenance services. Cost of service revenues increased from $3.1 million, or 50.0% of related service revenues, in the second quarter 1998, to $4.1 million, or 50.6% of related services revenues, in the second quarter of 1999. The increase in absolute dollars in the cost of service revenues was primarily due to the increase in service personnel to support the larger installed customer base and higher volume of installations. The increase as a percentage of service revenues, was primarily due to increased infrastructure spending for international operations and to support expansion of domestic indirect distribution channels.

    Operating Expenses

    Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with software, voice processing and CTI technology development and for expendable equipment purchases. Also included are outside contractor costs for future development projects. Engineering, research and development costs increased from $2.5 million, or 11.3% of total revenues, in the second quarter of 1998, to $2.9 million, or 11.6% of total revenues, in the second quarter of 1999. The increase in absolute dollars and percentage of total revenue resulted primarily from the addition of developers and outside contractors to support our new product development efforts, which were focused on continued enhancements to PhoneFrame Explorer and ongoing development of future products. We intend to continue to invest heavily in product development activities. As a result, we expect that engineering, research and development costs will increase in absolute dollars and may increase as a percentage of revenues in the future.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. Selling, general and administrative costs increased from $7.4 million, or 33.3% of total revenues, in the second quarter of 1998, to $9 million, or 36.0% of total revenues, in the same period 1999. This increase in absolute dollars was primarily related to the expansion of our sales and marketing resources and increased levels of marketing activities. General and administrative expenses declined in absolute dollars and percentage from $2.3 million, or 10.5% of total revenues, in second quarter 1998, to $2.1 million, or 8.2% of total revenues, for the same period 1999. We intend to continue to expand our sales, marketing and sales support operations in 1999 while encouraging continued operating efficiencies. As a result, we expect selling, general and administrative costs will increase in absolute dollars and may increase as a percentage of revenue in the future.

    Other Income (Expense), Net

    Other income (expense), net decreased from $277,000 in the second quarter of 1998 to $261,000 in the second quarter of 1999. This income was primarily due to interest income earned on our investments in marketable securities. This income varies over time based on cash position and prevailing market rates.


FINANCIAL CONDITION

    Total assets as of June 30, 1999, were $84.4 million, an increase of $9.1 million from December 31, 1998. The increase was primarily due to increases in accounts receivable, other assets, and net property and equipment. Accounts receivable increased $7.9 million primarily due to an increased proportion of sales through distribution and international channels as well as a large percentage of sales activity occurring late in the quarter. Historically, bad debt write-offs have been less than 1% of total revenue. Intangible assets increased by $4.2 million primarily due to purchase of smallwonder! softworks, Inc. on June 15, 1999. The company also purchased equipment and software to support the increased number of employees and purchases of equipment used for development purposes.

    Current liabilities as of June 30, 1999 were $26.7 million, an increase of $1.5 million from December 31, 1998. The increase was primarily due to an increase in accrued income taxes, employee related compensation, and deferred revenue.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $26.7 million in cash, cash equivalents and marketable securities, compared to $30.4 million as of December 31, 1998. The decrease in cash is primarily due to the cash purchase of smallwonder! softworks, Inc. and the increase in accounts receivable. The Company's working capital was $45.2 million for the period ending June 30, 1999 as compared to $42.9 million for period ending December 31, 1998. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

IMPACT OF THE YEAR 2000 ISSUE

YEAR 2000 READINESS

    Introduction

    Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems may not operate properly unless they are modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the remainder of the year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

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

    The latest versions of our products are designed to be Year 2000 compliant. As we continue to evaluate system components, including elements of the system furnished by third parties, we will keep our customers advised of any system changes which need to be made and will make available such modifications to these customers. We have determined the extent to which our earlier software products as implemented in our installed customer base are Year 2000 compliant, as well as the impact of any non-compliance on us and our customers, and have developed a program for addressing this with these customers.

    To operate our business, we rely upon relationships with third parties over which we can assert little control. The Year 2000 Committee has determined which third party components require upgrade and is working to distribute those changes to customers who require it. The Year 2000 Committee is also assessing the risks associated with non-IT systems on which our operations rely that may contain microcontrollers or embedded systems technologies that are not Year 2000 compliant.

    The Costs to Address Our Year 2000 Issues

    We estimate that the cost to address our Year 2000 issues will not have a material impact on operations.

    The Risks of Our Year 2000 Issues

    We do not currently believe that the effects of any Year 2000 non-compliance in our installed base of software will materially adversely affect our business, financial condition and results of operations. However, no assurance can be given that we will not be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that our software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in our internal IT systems and certain non-IT systems on which our operations rely or non-compliance by our business partners could adversely affect our business, financial condition and results of operations.

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

    Our Contingency Plans

    We are preparing contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. However, we have not yet identified any business function that is materially at risk of Year 2000 related disruption, and thus have not yet developed detailed contingency plans specific to Year 2000 events for any business function. We are prepared for the possibility, however, that certain business functions may be hereafter identified as at risk. We will develop contingency plans for such business functions as and if such determinations are made.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLAIMERS ABOUT MARKET RISK.

FOREIGN EXCHANGE

         During the three months ended June 30, 1999, total revenues for the Company's international operations were approximately 37% of the Company's total revenues for all operations.

         The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the second quarter of 1999 was not material.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at June 30, 1999 was approximately 3.713% based on predominately tax free instruments. The fair value of securities held at June 30, 1999 was $17.115 million.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         Many of the Company's installations involve products that are critical to the operations of its clients' businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances.

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on May 26, 1999. There were present at the Annual Meeting, in person or by proxy, holders of 13,492,869 shares (or 89%) of the Common Stock entitled to vote.

         (b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

               Name                Votes For                Votes Withheld
               ----                ---------                --------------
          Aleksander Szlam         14,834,669                    2,700
          Donald L. House          14,835,569                    1,800
          Don W. Hubble            14,835,369                    2,000
          Andrew J. Filipowski     14,835,533                    1,837

         The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director.

         (c) The appointment of Arthur Andersen LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 1999, was ratified with 14,833,433 affirmative votes cast, 3,247 negative votes cast and 690 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to ratify the appointment of Arthur Andersen LLP.

Item 5.  Other Information.
         None

Item 6.  Exhibits.

(a)      Exhibit 27        Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         MELITA INTERNATIONAL CORPORATION

Date:  August 16, 1999                   By: /s/ Aleksander Szlam
                                             --------------------
                                                 Aleksander Szlam
                                           Chairman and Chief Executive Officer

Date:  August 16, 1999                    By: /s/ Dan K. Lowring
                                              ---------------------
                                                 Dan K. Lowring
                                             Vice President, Administration and
                                                  Chief Financial Officer