Form 10-Q
period 1999-09-30
ESHARE TECHNOLOGIES INC/GA
filed 1999-11-19
CIK 1034956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to _________________.


Commission file number     0-22317
                           -------

                           ESHARE TECHNOLOGIES, INC.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of November 11, 21,322,440 shares.

                         PART 1 - FINANCIAL INFORMATION


                                                                                                    Page
                                                                                                    ----

                 Item 1. Financial Statements

                 Unaudited Consolidated Balance Sheets as of September 30, 1999 and December 31,      3
                 1998.


                 Unaudited Consolidated Statements of Operations for the three months and nine        4
                 months ended September 30, 1999 and 1998.


                 Unaudited Consolidated Statement of Cash Flows for the nine months ended             5
                 September 30, 1999 and 1998.

                 Notes to Consolidated Financial Statements.                                          6


                 Item 2. Management's Discussion and Analysis of Financial Condition and              9
                          Results of Operations.

                 Item 3. Quantitative and Qualitative Disclaimers About Market Risk.                 12


                                            PART II - OTHER INFORMATION

                 Item 1.  Legal Proceedings                                                          13

                 Item 2.  Changes in Securities                                                      13

                 Item 3.  Defaults Upon Senior Securities                                            13

                 Item 4.  Submission of Matters to a Vote of Security Holders                        13

                 Item 5.  Other Information                                                          13

                 Item 6.  Exhibits                                                                   13

                 Signatures                                                                          14

                           ESHARE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                  (unaudited)


                                                                                       September 30,   December 31,
                                                                                           1999          1998(A)
                                                                                       -------------   ------------
                                ASSETS

Current assets:
   Cash and cash equivalents                                                              $ 22,340       $ 30,783
   Accounts receivable, net of allowance for doubtful
   accounts of  $3,224 at September 30, 1999 and $2,600 at December 31, 1998                34,963         33,788
   Inventories                                                                               2,165          1,260
   Inventories                                                                               2,165          1,260
   Deferred taxes                                                                            3,731          3,731
   Prepaid expenses and other                                                                  422            458
                                                                                          --------       --------
      Total current assets                                                                  63,621         70,020

Property and equipment, net of accumulated depreciation                                     10,443          7,901
Other assets                                                                                   175            563
Intangible assets, net                                                                       4,463             --
                                                                                          --------       --------
      Total Assets                                                                        $ 78,702       $ 78,484
                                                                                          ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $  5,140       $  7,265
   Accrued liabilities                                                                      12,036         12,516
   Deferred revenue                                                                          8,426          6,574
   Customer deposits                                                                           485            815
   Current portion of notes payable                                                            162            194
                                                                                          --------       --------
      Total current liabilities                                                             26,249         27,364

Notes payable, excluding current portion                                                       105            226
Convertible notes payable                                                                       --          2,500

Stockholders' Equity
  Common Stock, no par value, 100,000,000 shares authorized
  21,322,440 outstanding at September 30, 1999 and 20,872,738 issued and outstanding
     at December 31, 1998                                                                       69             69
  Additional paid-in capital                                                                54,379         44,282
  Accumulated other comprehensive income                                                       (40)          (207)
                                                                                          --------       --------
  Retained earnings                                                                         (2,060)         4,250
                                                                                          --------       --------
Total stockholders' equity                                                                  52,348         48,394
                                                                                          --------       --------
Total liabilities and stockholders' equity                                                $ 78,702       $ 78,484
                                                                                          ========       ========

The accompanying notes are an integral part of these consolidated balance sheets.

(A) Amounts have been restated to reflect the acquisition of eShare.com which was accounted for using the pooling-of-interest method (See Note 1).

                           ESHARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except for per share amounts)
                                  (unaudited)



                                                 For the three months ended            For the nine months ended
                                                         September 30,                        September 30,
                                                 --------------------------            --------------------------
                                                   1999              1998(A)             1999             1998(A)
                                                 --------           --------           --------           -------
Net revenues:
    Product                                      $ 10,981           $ 18,764           $ 50,571           $51,021
    Service                                         8,146              6,680             24,579            18,483
                                                 --------           --------           --------           -------
       Total revenues                              19,127             25,444             75,150            69,504

Cost of revenues:
    Product                                         3,960              5,562             15,512            15,487
    Service                                         4,450              3,511             12,717             9,546
                                                 --------           --------           --------           -------
       Total cost of revenues                       8,410              9,073             28,229            25,033
                                                 --------           --------           --------           -------

Gross margin                                       10,717             16,371             46,921            44,471
Operating expenses:
    Research and development                        3,922              2,894             10,821             8,418
    Selling, general and administrative            11,699              9,343             34,633            25,779
    Acquisition related charges                     4,500                                 4,695
    Deferred comp expense                           2,073                                 2,271
    Amortization of intangible assets                 303                                   303
    Restructuring charge                              200                                   200
                                                 --------           --------           --------           -------
       Total operating expenses                    22,697             12,237             52,923            34,197
                                                 --------           --------           --------           -------

Income from operations                            (11,980)             4,134             (6,002)           10,274
Other income (expense), net                           173                365                641               889
                                                 --------           --------           --------           -------
Income before income taxes                        (11,807)             4,499             (5,361)           11,163

Income tax provision                               (2,459)             1,725                949             4,696
                                                 --------           --------           --------           -------
Net income after income tax                        (9,348)             2,774             (6,310)            6,467
Preferred stock preference                             --                 --             (5,850)               --
                                                 --------           --------           --------           -------
Net income to common shareholders                $ (9,348)          $  2,774           $(12,160)          $ 6,467
                                                 ========           ========           ========           =======

Earnings per share
    Basic                                        $  (0.44)          $   0.13           $  (0.57)          $  0.31
                                                 ========           ========           ========           =======
    Diluted                                      $  (0.44)          $   0.12           $  (0.57)          $  0.29
                                                 ========           ========           ========           =======
Weighted average common and common
    equivalent shares
    Basic                                          21,306             20,800             21,222            20,781
    Diluted                                        21,306             22,230             21,222            22,298


The accompanying notes are an integral part of these consolidated statements.

(A) Amounts have been restated to reflect the acquisition of eShare.com which was accounted for using the pooling-of-interest method (See Note 1).

                           ESHARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                          For the nine months ended
                                                                                 September 30,
                                                                           1999              1998(A)
                                                                         --------           --------

Cash flows from operating activities:
  Net income                                                             $(12,160)          $  6,467
  Adjustments to reconcile net income to net cash provided
    by(used in) operating activities:
    Preferred stock preference                                              5,850                 --
    Depreciation and amortization                                           2,599              1,579
    Deferred taxes                                                             --             (1,787)
    Amortization and write-off of trademarks                                   --                 (4)
     Non-cash financing expense                                               124                 --
     Non-cash compensation expense                                          2,271                 --
     Deferred offering costs                                                  335                 --
     Deferred interest expense                                                  1                 --
     Amortization and write-off of purchased software costs                     5                 --
    Changes in assets and liabilities net of business acquired:
       Accounts receivable, net                                              (969)            (8,137)
       Inventories                                                           (793)               295
       Prepaid expenses and other assets                                       36               (400)
       Accounts payable and accrued expenses                               (1,531)             4,283
       Deferred revenue                                                       778              1,462
       Customer deposits                                                     (330)            (1,530)
       Other, net                                                            (129)               (94)
                                                                         --------           --------

         Total adjustments                                                  8,247             (4,333)
                                                                         --------           --------
         Net cash (used in) provided by operating activities               (3,913)             2,134
Cash flows from investing activities:
  Purchase of business, net of cash                                        (5,131)                --
  Purchases of property and equipment                                      (4,539)            (3,253)
  Purchased software                                                           --               (135)
  Sale of marketable securities                                             5,594              2,536
                                                                         --------           --------
 Net cash (used in) investing activities                                   (4,076)              (852)
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                1,739                260
   Exercise of common stock options                                           110                  2
   Proceeds from issuance of debt                                           5,945              2,835
   Repayment of debt                                                       (2,653)                --
  Distributions to stockholders                                                --                 --
                                                                         --------           --------

         Net cash provided by financing activities                          5,141              3,097

Net change in cash and cash equivalents                                    (2,848)             4,379

Cash and cash equivalents, beginning of period                              8,027              8,147
                                                                         --------           --------
Cash and cash equivalents, end of period                                    5,179             12,526
Marketable securities                                                      17,161             21,479
                                                                         --------           --------
Cash, cash equivalents and marketable securities                         $ 22,340           $ 34,005
                                                                         ========           ========

Supplemental Disclosures of Cash Flow Information:
      Income taxes paid                                                  $  2,673           $  2,990
                                                                         ========           ========


The accompanying notes are an integral part of these consolidated statements.

(A) Amounts have been restated to reflect the acquisition of eShare.com which was accounted for using the pooling-of-interest method (See Note 1).

                           ESHARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollar share amounts in thousands)
                                  (unaudited)


1. Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and 1998. The interim results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements for the fiscal year ended December 31, 1998, as filed in its annual report on form 10-K.

On September 1, 1999, the Company acquired eShare Technologies, Inc., a Delaware corporation ("eShare.com") for 6,050 shares of its common stock. The acquisition was accounted for using the pooling-of-interest method of accounting and accordingly, all prior period financial statements have been restated to reflect that the acquisition had been completed as of the start of each period.

2. Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

3. Revenue Recognition

The Company generates product revenues primarily from the sale of integrated systems, which are comprised of both hardware and software and software licenses. The Company's service revenues are generated from maintenance contracts which include support, parts and labor, and software update rights. Service revenues also include fee-based installation, training, and consulting services.

The Company recognizes product revenues when a contract has been executed, the product has been shipped and the Company has no significant obligations yet to be satisfied. The Company's sales contracts provide for certain payment terms normally based upon signing the contract, customer receipt of the product, and commencement of operation of the customer's system.

Revenues from maintenance contracts are recognized ratably over the term of the contractual support period which may range up to four years. If maintenance is included in the original integrated product contract, such amounts are unbundled from the license fee based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to installation. Revenues from consulting, installation, and training services are recognized as the services are performed.

4. Acquisitions

a. eShare.com
On September 1, 1999, the Company acquired eShare.com for 6,050 shares of common stock. The acquisition was accounted for using the pooling-of-interest method of accounting and accordingly, all prior period financial statements have been restated to reflect that the acquisition had been completed as of the start of each period.

b. smallwonder! softworks, Inc.

On June 15,1999, the Company acquired smallwonder!softworks, Inc. ("smallwonder") for $4,100 in cash and a prospective earnout of up to additional $3,000, based on achievement of certain defined criteria. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of net assets acquired of $4,744 is being amortized over 5 years.

5. Non-recurring charges

a. Acquisition related charges
For the three months ended September 30, 1999, the Company incurred charges of $4,500 principally related to professional services and other costs associated with the acquisitions of eShare.com and smallwonder
(see note 4 above).

b. Deferred compensation expense
For the three months ended September 30, 1999, the Company incurred a non-cash charge of $2,073 associated with the conversion of the eShare.com Employee Stock Option Plan.

c. Restructuring charge
For the three months ended September 30, 1999, the Company incurred a charge of $200 associated with a reduction-in-force of approximately 40 employees principally related to its telephony-based business.

6. Preferred Stock Preference

Included in results of operations for the nine months ended September 30,1999, is a non-recurring, non-cash charge of $5,850 which represents the difference between the estimated fair value of common stock of eShare.com at February 19, 1999 and the purchase price of certain Series C Preferred Stock issued on that date. As part of the acquisition, the Series C Preferred Stock was converted to common stock.

7. Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:




                                             September 30, 1999    December 31, 1998
                                             ------------------    -----------------
                     Raw Materials                $   284                $  143
                     Work in process                    3                    37
                     Finished goods                 1,878                 1,080
                                                  -------                ------
                     Total inventories            $ 2,165                $1,260
                                                  =======                ======

8. Earnings Per Share

Earnings per share are computed using the weighted-average number of common stock and diluted common stock equivalents ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. CSE's are not included in periods where they are antidilutive.

The following table presents the components of diluted weighted average shares outstanding.


                                                                For the nine months    For the three months    For the nine months
                                                                      ended                   ended                   ended
                                                                   September 30,           September 30,           September 30,
                                                                       1999                    1999                    1998
                                                                -------------------    --------------------    -------------------

         Weighted average shares outstanding
              Basic weighted average shares outstanding               21,222                  21,306                  20,781
              Weighted average common equivalent shares                   --                      --                   1,517
                                                                      ------                  ------                  ------
              Diluted weighted average shares outstanding             21,222                  21,306                  22,298
                                                                      ======                  ======                  ======




9. Other Comprehensive Income

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


                                                                   For the three months ended           For the nine months ended
                                                                           September 30,                      September 30,
                                                                      1999              1998               1999             1998
                                                                    -------           -------           --------           ------

                  Net income as reported                            $(9,348)          $ 2,774           $(12,160)          $6,467
                                                                    =======           =======           ========           ======


                  Other comprehensive income:
                       Foreign currency translation                 $   (13)          $    (3)          $    (39)          $   17
                       Unrealized gains on securities, net              112                19                160               61
                                                                    -------           -------           --------           ------


                  Other comprehensive income                        $    99           $    16           $    121           $   78
                                                                    =======           =======           ========           ======



10. Subsequent Event

On November 2, 1999, the Company completed a reduction in force of approximately 95 employees, principally related to its telephony business. In addition, approximately 45 employees with Internet skills were transferred to support the Company's Internet Solutions Business Unit. The Company will take a charge in its results of operations for the three months ended December 31, 1999 for the reduction in force and certain transfer activities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar and share amounts in thousands)

Overview

eShare Technologies, Inc., f/k/a Melita International Corporation (the "Company") along with its recently acquired wholly-owned subsidiaries; eShare Technologies, Inc.("eshare.com") and smallwonder! softworks, Inc. ("small wonder") is a leading provider of unified web and telephony customer communications solutions for customer contact centers, e-commerce and online communities.

On September 1, 1999, the Company acquired eShare.com for 6,050 shares of common stock. The acquisition was accounted for using the pooling-of-interest method of accounting and accordingly, all prior period financial information has been restated to reflect that the acquisition had been completed as of the start of each period presented.

On June 15, 1999, the Company acquired smallwonder, for $4,100 in cash and a prospective earnout of an additional $3,000, based on achievement of certain defined criteria. The acquisition was accounted for utilizing the purchase method of accounting and accordingly, results have been included from the date of the acquisition. The excess of the cost over the fair value of net assets acquired of $4,744 is being amortized over 5 years.

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

Results of Operations

Revenues

    Product. For the three months ended September 30, 1999, product revenues decreased $7,783 or 41.5% to $10,981 from $18,764 in the comparable prior year period. Revenues from the Company's telephony-based products decreased $8,783, or 49.8%, to $8,856 principally due to reduced system sales. This reduction was partially offset by an increase in internet product revenues of $1,000, almost doubling to $2,125 resulting from sales of products introduced this year.

    For the nine months ended September 30, 1999, product revenues remained relatively stable at $50,571 versus $51,021 in the comparable prior year period. Revenues from the Company's telephony-based products decreased by $2,912, or 6.0%, again principally due to reduced systems sales. This reduction was substantially offset by higher internet product revenues which rose to $5,012 from $2,550 in the comparable prior year period.

    Service. Service revenues increased by $1,466, or 21.9% to $8,146 for the three months ended September 30, 1999 from $6,680 in the comparable prior year period. For the nine months ended September 30, 1999, service revenues increased by $6,096, or 33.0%, to $24,579 from $18,483 in the prior year. These increases are a result of an increase in the number of software maintenance and support agreements and, to a lesser extent, an increase in revenue generated by training and consulting services.

Cost of Revenues

    Product The cost of product revenues include the cost of material, personnel-related cost for product assembly, fees paid to third parties for outsourced product assembly and, in certain instances, the cost of sublicensing third-party software. Cost of product revenues (expressed as a percentage of product revenues) for the three months ended September 30, 1999 increased to 36.1% from 29.6% in the comparable prior year period. This increase is the result of the impact of certain fixed expenses and the lower revenues discussed above. This increase was partially offset by a higher mix of internet products in total revenues from the prior year. Cost of revenues for these products is less than 20.0% for each period.

    Service The cost of service revenues primarily consist of employee-related costs for customer support, consulting and field service personnel and fees paid to third parties for installation services and post installation hardware maintenance services. Cost of service revenues (expressed as a percentage of service revenues) has remained relatively stable for the periods presented representing 54.6% and 51.7% for the three and nine month periods ended September 30, 1999 and 52.6% and 51.6% for the comparable prior year periods, respectively.


    Operating Expenses

    Engineering, research and development Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with software development. Also included are outside contractor costs for development projects. Engineering, research and development costs increased to $3,922 and $10,821 for the three and nine months ended September 30, 1999 from $2,894 and $8,418 in the comparable prior year periods, respectively. The increase resulted primarily from the addition of developers and outside contractors to support development efforts. These efforts were focused on continued enhancements to existing products and ongoing development of future products. The Company intends to continue to invest heavily in product development activities, especially for our internet and mixed media communications solutions. As a result, the Company expects that engineering, research and development costs will increase in the future.

    Selling, general and administrative Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. Selling, general and administrative costs increased to $11,699 and $34,633 for the three and nine month periods ended September 30, 1999 from $9,343 and $25,779 in the comparable prior year periods, respectively. These increases are primarily related to the expansion of our sales and marketing resources and increased levels of marketing activities. The Company intends to continue expanding our sales, marketing and sales support operations principally related to our internet products. As a result, the Company expects selling, general and administrative costs will increase in the future.

    Acquisition related charges For the three months ended September 30,1999, the Company incurred charges of $4,500 principally related to professional services and other related costs associated with the acquisitions of eShare Technologies, Inc. and smallwonder! softworks, Inc.

    Deferred compensation expense For the three months ended September 30, 1999, the Company incurred a non-cash charge of $2,073 associated with the conversion of the eShare Technologies, Inc. Employee Stock Option Plan.

    Restructuring charges For the three months ended September 30, 1999, the Company incurred a charge of $200 associated with a reduction-in-force of approximately 40 employees principally related to its telephony-based business.

    Other Income (Expense), Net Other income (expense), net decreased to $173 and $641 for the three and nine month periods ended September 30, 1999 and from $365 and $889 for the comparable prior year periods, respectively. These decreases resulted from reduced interest income earned on lower average investments in marketable securities.



FINANCIAL CONDITION

    Total assets as of September 30, 1999, were $78,702, relatively stable with total assets of $78,484 at December 31, 1998. Reduced cash was substantially offset by increases in property, plant and equipment and intangible assets. Intangible assets increased by $4,463 primarily due to the acquisition of smallwonder! softworks, Inc. (see Overview Section above).

    Current liabilities were $26,249 at September 30, 1999 remained relatively stable from $27,364 at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $22,340 in cash, cash equivalents and marketable securities, compared to $30,783 as of December 31, 1998. The decrease in cash is primarily due to the cash purchase of smallwonder! softworks, Inc. and the increases in property, plant and equipment. The Company's working capital was $37,372 for the period ending September 30, 1999 as compared to $42,656 for period ending December 31, 1998. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

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

    The Company's State of Readiness

    Our management has chartered a Year 2000 Committee and charged it with the task of evaluating our Year 2000 readiness and recommending action that the Company should take to minimize disruption from the Year 2000 issue. The Year 2000 Committee has developed a comprehensive checklist, or Year 2000 Plan, to address our Year 2000 readiness with respect to both IT and non-IT systems. The Year 2000 Plan covers all major and minor IT and non-IT systems potentially impacted by the Year 2000. Beginning in the second quarter of 1998, the Company initiated a quarterly review of the status of resolution of any items in the Year 2000 Plan.

    The latest versions of the products are designed to be Year 2000 compliant. As the Company continues to evaluate system components, including elements of the system furnished by third parties, the Company will keep the customers advised of any system changes which need to be made and will make available such modifications to these customers. The Company has determined the extent to which our earlier software products as implemented in our installed customer base are Year 2000 compliant, as well as the impact of any non-compliance on us and our customers, and have developed a program for addressing this with these customers.

    To operate the business, the Company relies upon relationships with third parties over which the Company can assert little control. The Year 2000 Committee has determined which third party components require upgrade and is working to distribute those changes to customers who require it. The Year 2000 Committee is also assessing the risks associated with non-IT systems on which our operations rely that may contain microcontrollers or embedded systems technologies that are not Year 2000 compliant.

    The Costs to Address Our Year 2000 Issues

    The Company estimates that the cost to address our Year 2000 issues will not have a material impact on operations.

    The Risks of Our Year 2000 Issues

     The Company does not currently believe that the effects of any Year 2000 non-compliance in our installed base of software will materially adversely affect our business, financial condition and results of operations. However, no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that our software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in our internal IT systems and certain non-IT systems on which our operations rely or non-compliance by our business partners could adversely affect our business, financial condition and results of operations.

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

    Our Contingency Plans

    The Company is preparing contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. However, the Company has not yet identified any business function that is materially at risk of Year 2000 related disruption, and thus has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that certain business functions may be hereafter identified as at risk. The Company will develop contingency plans for such business functions as and if such determinations are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLAIMERS ABOUT MARKET RISK.

FOREIGN EXCHANGE

         During the three months ended September 30, 1999, total revenues for the Company's international operations were approximately 22% of the Company's total revenues for all operations.

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

         Interest income on the Company's investments is carried in "Other income (expense), net" on the Consolidated Financial Statements. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at September 30, 1999 was approximately 3.9% based on predominately tax free instruments. The fair value of securities held at September 30, 1999 was $17.2 million.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company is a party to litigation instituted by a competitor of the Company, EIS International, Inc. ("EIS"), relating to the recent acquisition by the Company of eShare.com. The Company has filed counterclaims against EIS. The Company believes that the action filed by EIS is without merit and the Company intends to vigorously defend against the action.

         Additionally, many of the Company's installations involve products that are critical to the operations of its clients' businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances.

Item 2.  Changes in Securities.

         In connection with the Agreement and Plan of Merger, as amended, between the Company, MICA Corporation I and eShare.com, the Company issued 6,050,000 shares of its common stock to the shareholders.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company held a special meeting of Shareholders (the "Special Meeting") on August 14, 1999. There were present at the Special Meeting, in person or by proxy, holders of 12,943,842 shares, or 82.7%, of the Common Stock entitled to vote.

         (b) The Special Meeting was held to consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated as of June 14, 1999 (the Merger Agreement), by and among the Company, MICA Corporation I, a wholly-owned subsidiary of the Company, and eShare.com. Pursuant to the Merger Agreement, MICA was merged with and into eShare.com, and eShare.com become a wholly-owned subsidiary of the Company.



Item 5.  Other Information.

         None

Item 6.  Exhibits.

(a)      Exhibit 27        Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ESHARE TECHNOLOGIES, INC.

Date:  November 19, 1999                By: /s/ Aleksander Szlam
                                            ------------------------------------
                                                Aleksander Szlam
                                            Chairman and Chief Executive Officer

Date:  November 19, 1999                By: /s/ Gregory Riedel
                                            ------------------------------------
                                                Gregory Riedel
                                            Vice President, Administration and
                                                Chief Financial Officer