Form 10-K405
period 1999-12-31
ESHARE TECHNOLOGIES INC/GA
filed 2000-03-30
CIK 1034956

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                ---------------
                                   FORM 10-K
                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        (MARK ONE)
          (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     OR

        ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _________ TO ___________

                        Commission File Number: 0-22317

                           ESHARE TECHNOLOGIES, INC.
              (Exact Name of Registrant Specified in Its Charter)

                        GEORGIA                               58-1378534
             (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization)              Identification No.)
             5051 PEACHTREE CORNERS CIRCLE
                   NORCROSS, GEORGIA                            30092
        (Address of principal executive offices)              (Zip Code)

              Registrant's telephone number, including area code:
                                 (770) 239-4000

          Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
   -------------------                    ------------------------------------
         None                                            N/A

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                                ---------------

                      Common Stock, no par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on March 22, 2000 as reported by the Nasdaq Stock Market, was $97,307,434. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 22, 2000, Registrant had 21,207,142 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, currently expected to be held on or about May 23, 2000, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading provider of Electronic Customer Relationship Management (eCRM) collaboration solutions. Our offering consists of a suite of Customer Interaction Management (CIM) applications that enable our customers to effectively manage their customer interactions across multiple communication channels, including traditional voice, e-mail, interactive Web chat and Voice over IP. Our customers use our solutions to improve customer relationships, increase revenues and improve their earnings due to effective utilization of resources.

We provide a comprehensive, feature-rich web-based, automated customer support solution for companies that engage in electronic commerce. Our software and services enable real-time interactive communications and services over the Internet and include Web-based customer service and support, customer self-service, instant messaging, live conferencing and events, distance learning, community chat, threaded discussion forums, a variety of custom integration tools, web hosting and top quality professional services. Our Internet solution integrates legacy systems, eSales, eMarketing, eSupport and other commercial applications and provides a service enabling and provisioning platform through our award winning products and applications.

Additionally, our suite supports voice/telephony applications designed for companies that operate blended contact centers. Organizations use our solution to implement strategies for personalized customer interactions that enhance customer relationships, increase agent productivity and effectiveness, and reduce the overall operational costs via patented multi-media contact management technology.

We serve more than 2,000 customers in over 30 countries, with our headquarters in Norcross, Georgia and major offices in Commack, New York; Irvine, California; London; Paris; and Mexico City.

INDUSTRY BACKGROUND

         According to International Data Corporation, or IDC, the consolidated worldwide Web-based Collaborative Service and Support Technologies (CSST) product market segment of the Electronic Customer Relationship Management (eCRM) market is projected to grow from $4.3 billion in 1998 to $10.7 billion in 2003, representing a 20.0% Compound Annual Growth Rate (CAGR). According to IDC, the top three fastest-growing market sub-segments are two-way multimedia interaction (89.4% CAGR), Web-based voice interaction (89.0% CAGR) and real-time text interaction (45.5% CAGR), which are markets eShare is focused on serving. The rapid increase in electronic commerce and the use of customer services and support as a revenue enhancement model drive this growth. As more businesses conduct electronic commerce, there is an increasing need for online live, customer service and support, e-mail response management and integrated solutions capabilities that enable companies to communicate with their customers through multiple communication channels. Additionally, the movement towards CSST reflects utilization of customer service and support as a means to achieve revenue enhancement versus as a means to cut costs.

        While Web-based CSST solutions have emerged as a rapidly growing market, it is anticipated that these solutions will be integrated with existing contact center and legacy customer contact solutions. Like Web-based CSST, the Computer Telephony Integration (CTI) industry is currently experiencing strong growth. The CTI outbound and blended call center market segments were approximately $1.2 billion worldwide in 1998 and are together expected to grow at a CAGR of 25.2% to $2.4 billion by 2001.

    The Internet explosion is dramatically altering the essence of customer relationship management. Customer expectations are changing and companies must recognize and adapt to this shift if they are to be successful. When communications between businesses and customers were conducted solely by telephone, the management of customer relationships was a relatively straightforward matter. With a single primary communications channel, plus the occasional fax, service agents were generally able to give customers the feeling that they were receiving personal attention. With the rise of the Internet, businesses have rushed to offer their customers Web forms and e-mail as additional communications channels, and wired consumers have begun relying on these channels as viable means of contact. The Internet as a communications channel is often disassociated from telephony resources in the typical call center. As a result, a severe disconnect can occur between types of customer contact. Having two such disparate systems has serious customer satisfaction implications.

    Customers contacting a business expect a unified front in which all communications channels supported by the business work in concert. When a customer picks up the telephone to dial an 800 number, an emerging expectation is for the agent to have access to previous e-mails, faxes, and other customer transaction and communication history. Similarly, a customer who prefers to contact a business via e-mail or the Web expects that communication to be as effective as a phone call. Meeting these expectations is key to customer satisfaction, and failure can effectively drive customers away.

    Moving forward, quality customer relationship management requires integrating live, telephony-based customer service with the ability to process Web-based and e-mail transactions. This dynamic applies equally to traditional bricks and mortar businesses that have embraced the Web and to the newer breed of e-commerce players whose customers still require contact via traditional means. For both, the integration must be as seamless and transparent to the customer as possible.

    The Web-based Customer Relationship Management, or CRM market represents a tremendous growth opportunity in light of the rapid increase in electronic commerce. According to Forrester Research, worldwide e-commerce transactions are projected to grow at a CAGR of 88.0% from $32 billion in 1998 to over $400 billion by 2002. As e-commerce continues to grow, businesses have increasingly recognized the need to provide online customer support. As Web users continue to purchase online, they demand live and interactive customer service and support that can enhance their online shopping experience. Similarly, online businesses are increasingly using online customer support as a means to retain traffic, generate repeat purchases, enhance customer satisfaction and build brand loyalty.

    The CRM market will also be impacted by the adoption of Web-based solutions by the business to business (B2B) market. This market is now estimated by Bank of America at $50 trillion annually in the U.S. alone and some $250 trillion globally. In addition, recent research by Legg Mason Equity Research - Technology Group, a leading market maker for B2B software firms suggests that, "CRM software vendors participate in a large and growing market; [estimated at] $1.3 trillion in 1998 and estimated to grow to $13 trillion [by 2003], a CAGR of 46%."

    The traditional means of providing customer service and support has been primarily through telephone call centers. Many early customer service applications were built on the traditional voice telecommunications platform, such as customer call centers, and only sought to integrate the Web as a secondary communications channel. To effectively realize the potential of the Web, companies must be able to offer a comprehensive solution that can offer real-time interactive customer service and support that integrates with traditional call center solutions.

PRODUCTS AND SERVICES

    The optimum customer interaction management solution that will maximize customer satisfaction and company investments consists of a blend of traditional contact center, e-commerce, and CRM approaches capable of providing fully integrated customer care and consistent quality across all contact channels. In particular, this solution should include:

         - Flexible and customizable communication capabilities to enable businesses and consumers to define when and how to communicate. Customers should be able to choose any available communications channel according to preference, and receive consistently high-quality service regardless of the medium chosen. For maximum return on investment, the system should offer self-service wherever practical.

         - Skill- and preference-based interaction routing to process customer requests based on predefined agent skill sets and customer preferences and needs via automated or human agents. As communications channels and means of contact multiply, specialization will become even more pronounced among agents, and matching agent skill sets to customer situations and communications media will be critical.

         - Round-trip communication capabilities via a combination of telephone, e-mail, fax, Internet messaging, interactive chat, self-service Web pages, and wireless messaging. Regardless of the communications channel used to establish contact, each agent should have complete access to every customer's communications and transaction history associated to active or inactive business processes.

         - Implementation of best-of-breed solutions via a standards-based framework for integration of components from diverse vendors. The ideal integrated customer care solution should employ open standards and a flexible architecture to accommodate investments in legacy solutions and provide for integration with the newest technologies.

    The following sections describe some of the major elements of eShare's applications and services that help businesses manage the complete customer lifecycle from acquiring new customers to servicing and retaining existing customers, to maximizing each customer's value to the business.

Web-based Customer Service

    Designed to enhance communication between agents and Web site visitors, Web based communication is provided by eShare NetAgent(TM), a customer care tool that also integrates inbound/outbound e-mail traffic and directs questions and comments to the appropriate personnel. Customer care agents can monitor web visitor activity, proactively engage visitors in real time discussions and interactions, respond to customer e-mail, and manage multiple sessions concurrently.

    To allow agents to interact knowledgeably with customers, NetAgent provides immediate access to complete customer interaction histories, including listings of previous e-mail exchanges and transcripts of live chat interactions. Agents can assist in two-way, dynamic form preparation and can add notes from voice calls and access other records from telephony-based interactions.

    Our Internet solutions are highly scaleable, require no additional software or other downloads for visitor use and integrate seamlessly with most leading conference, PBX, ACD, customer care and legacy systems. These solutions currently support Windows NT operating environment.

    A critical component of any e-commerce application, eShare NetAgent enables agents to maximize online revenues, improve service levels, and earn customer loyalty, all while reducing the costs of managing the total customer service experience.

E-mail Management

eShare Re:sponse(TM) helps companies to manage the large volume of e-mail that Web sites typically generate and minimizes the agent time required to handle it. Re:sponse can determine if the message can be addressed automatically and, in this case, can send an automated acknowledgement message while the original message is being processed. As with NetAgent, Re:sponse provides agents with immediate access to complete customer interaction histories.

    eShare Re:sponse enables agents to answer customer e-mail inquiries responsively and cost-effectively, allowing companies to retain satisfied, loyal customers, increase service levels, and generate incremental revenue.

Community Chat

    A turnkey solution for adding chat capability, threaded discussion forums, and online presentations to Web sites is provided by eShare Expressions (TM). Expressions promotes community collaboration, and dynamic interaction between users by providing the means for conducting virtual meetings, moderated events, live training, conferencing, distance learning, and chat sessions.

    eShare Expressions helps companies build community, increase customer loyalty, and facilitates business to business, business to employee, business to consumer and consumer to consumer collaborations.

Instant Messaging

    eShare Connections(TM) provides a company the power to customize and create its own branded Instant Messenger for its Web site's community of users. As an organization-centric Instant Messaging application, eShare Connections enables user communities to interact directly in a chat-like process. Connections allows users to search for and communicate with one another in real time, bookmark Web pages, store conversation notes, and provides alerts when specific associates log on.

    With Connections Instant Messaging, businesses and organizations can achieve greater productivity and time savings, and can build customer loyalty, thereby increasing its Web site traffic.

Customer Self-service

    The initial focus of Internet-based commerce was to be a self-service mechanism for the consumer to purchase goods and services. This strategy worked well for the dot.com startups. However, the traditional bricks and mortar companies wishing to adopt this strategy have been challenged by its customers accustomed to an assisted service model. eShare NetAgent provides the capability to transition those customers accustomed to assisted service to self-service. This is accomplished in part by Web enabling current business processes and then migrating them to the company Web as self-service pages. NetAgent is integrated with both Primus and Inference, industry leading KnowledgeBases which facilitate Web-based customer self service. NetAgent also includes features such as Auto-Pilot and Frequently Used Pages that enable a company to push information to on-line customers, using this opportunity to train them on how to use the site's self-service capabilities.

Inbound/Outbound Voice Contact Management

    eShare provides leading voice-based contact management solutions. Customers worldwide use eShare Contact Management solutions to manage their inbound and outbound voice-based contacts for proactive customer service, collections, teleservice, mortgage services, fund raising and in many other areas. These contact solutions help business manage the complete customer lifecycle from acquiring new customers, to servicing and retaining existing ones, maximizing each customers value to the business.

    eShare was one of the first companies to introduce inbound/ outbound contact blending so that both inbound and outbound voice calls could be handled by the same group of agents. Contact blending provides for higher levels of agent productivity and increases agent response times for improved customer service levels. Additionally, contact blending provides companies with the ability to better manage customer needs in situations where inbound and outbound calls are part of a multi-sequence transaction. eShare Contact Management Solutions are highly integrated with other key components of a typical contact center, including hosts/data bases, PBX/ACDs, digital recording devices, reader board display devices, etc.

    Our contact center solutions support IBM RISC/6000, NT platforms and AIX & Windows NT operating systems. Our Mixed Media Server platform supports both CTI links to leading PBX/ACDs (software only solutions) and telephony links through industry standard call processing hardware/software to perform call processing across multiple protocols for multiple countries.


Multi-Channel Administrator and Agent Desktops

    As contact channels are added to the telephony or Web-based call center, these customer interaction channels must be capable of being administered/managed from a single desktop. Additionally, agent desktops must be able to switch between the various duty modes, supporting live collaborations, live chat, e-mail, assisted forms, etc.

    Our e360 CIM Suite enables customers who have an eShare Voice Contact Management application, NetAgent, Re:sponse, or Connections applications to administer these from a single desktop. The e360 CIM suite allows agents to easily switch between the various interactive chat/e-mail/messaging duty modes.

PROFESSIONAL SERVICES

    eShare provides professional services including comprehensive business analysis, solutions planning, implementation, training, application integration, staff augmentation, and project management. We also offer other special customer services such as custom application development and scripting. These services enable our customers to develop, maintain and grow their customer contact centers while increasing contact center productivity and reducing operational costs.

    Installation and integration services consist of configuration and documentation, along with the physical installation and integration of the suite. In many instances, the installation of our Internet applications is completed electronically without the need for on-site work. Introductory training classes are provided for a fee as part of each initial suite purchase, and additional advanced classes may be delivered for additional fees.

    We also supplement our applications offerings with maintenance services including help desk support. Customers that receive maintenance services are entitled to customer and technical support 24 hours a day, seven days a week. Maintenance customers also receive ongoing system support and baseline software upgrades.

    Our customer service group is composed of a Professional Services group, which provides services for a fee when contracted for by a customer, and a Global Support Services group, which manages the help desk, tech-support, spare parts inventory, purchasing, testing and ongoing relations with customers. Services personnel are located throughout the United States and in the United Kingdom, France, Singapore, Mexico, Brazil and Canada. Additional services are provided by the company's VARs and distribution partners. We contract with third parties to provide local hardware support.

    As of December 31, 1999, we employed 172 people in our Professional Services and Global Support Services groups.


WEB CUSTOMER SERVICE HOSTING

    NetAgent Live (SM), the industry's first hosted Internet customer interaction solution, enables our customers to eliminate costly hardware and configuration from their Internet customer service strategy.

    Using NetAgent Live, our customers can minimize up-front costs and maximize the return on their investment. The NetAgent Live service gets eShare NetAgent, and other software up and running on a dedicated server within 24 hours of order. With remote access to our applications data and reports, the customer can configure services 24 hours a day, seven days a week. Unlimited bandwidth and security gives our customers the availability and protection they require.

SALES AND MARKETING

    We primarily license our products and services to companies that engage in e-commerce/e-business and Customer Relationship Management (CRM). Our products are licensed to leading companies in a variety of industries including financial services, banks, telecommunications and technology, electronic commerce and Web-communities as well as government/education. We provide solutions to Portals, Application Service Providers (ASPs), Internet Service Providers (ISPs), Dot.coms, Web Exchanges, and Interactive Contact Centers.

INTERNET PRODUCTS - The Internet Business has a customer base of over 200 eShare NetAgent/Re:Sponse customers and over 1,500 eShare Expressions customers.

    eShare NetAgent/Re:Sponse and eShare Expressions are licensed through a direct/indirect telemarketing sales force and over 20 channel partnerships. We maintain strategic relationships with companies such as Snickleways Interactive and Linkshare Corporation to make eShare NetAgent/Re:Sponse available to over 200 online merchants, as well as relationships with America Online and StarMedia to assist in marketing eShare NetAgent/Re:Sponse to their merchant partners.

VOICE CONTACT MANAGEMENT PRODUCTS - Through our extensive market knowledge and technological strength, we have built a large blue-chip customer base of over 600 contact center sites in over 30 countries.

    We license our Voice Contact Management solutions through a direct sales organization with offices worldwide. Additionally, we maintain a network of distributors and Value Added Resellers (VARs) to re-license our products. We do business in the United States, Mexico, Canada, France and the United Kingdom primarily through direct channels, while products and services are licensed in other countries through indirect channels. We maintain strategic relationships with companies such as, Cable & Wireless/Mercury Communications, Manta Systems, Mitsubishi, Lucent Technologies, and Williams Communications.

THIRD-PARTY DISTRIBUTION - Our VARs and distributors are independent organizations that perform some or all of the following functions for our products: sales and marketing, systems implementation and integration, and ongoing consulting and technical support. We believe that our VARs and distributors have a significant influence over product choices made by our customers and that our VAR and distributor relationships are an important element in our marketing, sales and implementation efforts.

OTHER MARKETING ACTIVITIES - Our marketing activities include product management, product marketing, direct marketing, public relations, press and analyst communications, event support and management of our Website. Our Business Development Group is responsible for creating distribution relationships, strategic alliances, joint-marketing agreements and co-development relationships with B2B, B2C and C2B industry providers.

    Our customers independently operate domestic and international user groups. Each group conducts annual as well as regional user group meetings typically focused on common applications and business opportunities. We participate as invited in the user group conferences generally by conducting seminars, product demonstrations and educational sessions.

    As of December 31, 1999, eShare employed 146 people world-wide in our Sales and Marketing groups.

STRATEGY

    Our primary objective is to be the leading provider of eCRM Collaboration Solutions with emphasis on multi-channel Customer Interaction Management (CIM), enabling businesses to integrate their customer contact strategies with their front and back office operations. Our strategy to achieve this objective includes the following key elements:

Significantly Expand internet solutions penetration: We believe that our suite of Internet based customer interaction applications is well positioned to participate in the explosive growth in e-commerce spending, serving business to consumer (B2C), consumer to business (C2B), and consumer to consumer (C2C) interactions and transactions. We also believe that our solutions are equally applicable to supporting interactions and transactions in the huge business to business (B2B) market. We believe that in this market dynamic, gaining market share is a key to future growth and viability. We will continue to invest heavily in people, processes, partnerships and technologies to capture significant market share.

Leverage Installed Base of Customers: We believe that our global installed customer base represents significant potential market for future sales of our products and services. We will continue to use our customer relationships:

         - to sell new suites and applications and cross-sell to multiple divisions, offices and business units of a customer's organization.

         - as a reference to gain new customers for our suite of Customer Interaction Management (CIM) applications and services.

         -        to leverage our penetration of targeted vertical markets.


Leverage Technology Leadership and Software Focus: We believe we are a global technology leader in the field of Customer Interaction Management (CIM) software, having pioneered many of the industry's fundamental technologies. We hold a comprehensive U.S. and foreign-based patent portfolio covering numerous processes and technologies utilized in multi-media contact management systems. We have based our products on a software architecture, which is distributed, object-oriented, and standards-based. Our software-focused solution is compatible with standard Web/Internet, telephony and computing infrastructures, allowing businesses to leverage all of these technologies. We are leveraging our technological expertise to develop solutions to incorporate multi-channel customer contact across the enterprise, including inbound and outbound calling, the Internet, fax and e-mail.

Continue to Focus on Enhancing and Complementing Customer Relationship Management Solutions: We provide system design, application configuration, integration and training and consulting services in conjunction with the installation of our products. We believe our ability to integrate Customer Relationship Management (CRM) solutions with our CIM suite and, existing systems and applications, is an important factor in the purchasing decisions of customers, and we intend to continue our emphasis on providing these design and integration services.

Continue to Leverage and Expand Sales and Marketing: We intend to pursue an increased share of the market for customer interaction management systems by leveraging our existing customer base and global sales team. We will also add additional sales and marketing personnel. We intend to aggressively market our applications through expanded public relations, web site expansion, and marketing communications activities, through select trade shows, direct advertising, and industry presentations.

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

Transferring Call Center Knowledge and Expertise to Internet Solutions:
Implementation of our CIM strategy is significantly enhanced by our ability to transfer and combine our data management, suite integration knowledge and expertise to internet solutions research and development and sales and marketing activities.

TECHNOLOGY AND PRODUCT DEVELOPMENT

    eShare's CIM architecture uses a standards-based framework to provide open solution implementations for best-of-breed products. Our open approach also helps assure that CIM applications/components integrate easily with other applications and services, when provided by third-parties.

    In particular, the eShare CIM architecture offers the following benefits:

       - Proven, tested, robust business services and application components
       - Off-the-shelf component development from heterogeneous technologies
       - Reusable common application elements to shorten development cycles
       -      Lower application development and implementation costs
       -      Faster development and deployment across multiple platforms
       - Interoperability with legacy systems and new emerging applications

    Our applications are based on an open architecture utilizing industry standards and provide seamless integration with third-party systems or customers' existing technology infrastructure. Our commitment to open architecture leverages customers' investments in other customer interaction management components by ensuring that these systems are adaptable for future needs. We will seek to continue to develop products that adhere to existing and emerging standards. Still, there can be no assurance that eShare will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

    We intend to continue investment in research and development to maintain our position as a leader in Customer Relationship Management collaboration solutions. In fiscal 1999, 1998, and 1997, the Company's research and development expenditures were approximately $14.2 million, $11.8 million, and $8.0 million. All of the Company's expenditures for research and development costs have been expensed as incurred. As of December 31, 1999, we employed 90 people in our Research and Development groups.


COMPETITION

    We compete in the Customer Relationship Management market, which includes both voice based and Internet based solutions. This market is characterized by rapid growth and converging technologies. These market dynamics represent both an opportunity and a competitive threat to eShare.

    The Company competes with numerous companies in each product category. Several of the Company's competitors compete across many of our product lines, while others offer a more narrow solution. Some of our competitors include, in alphabetic order, Cisco Systems, eGain Communications, FaceTime, Genesys, Kana Communications, LivePerson, Lucent Technologies, PeopleSupport, Quintus, and Siebel Systems.

    Several of the company's current and potential competitors have greater financial, marketing and technical resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we could.

    We believe that the primary competitive factors affecting our markets include the speed of application adaptability based on, flexibility, scaleability, interoperability, functionality and ease of use, as well as reputation, quality, performance, price and customer service and support.

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

THE APPLICATION OF SALES AND OTHER TAXES TO ONLINE COMMERCE COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES.

    The application of sales and other taxes by state and local governments to online commerce is uncertain and may take years to resolve. In particular, the federal government and a number of states are currently reviewing the appropriate tax treatment of online commerce, and new federal laws or state tax regulations may subject online commerce to additional state sales and income taxes. Any adverse impact on the growth of online commerce may reduce the sales of our software and adversely affect our revenues and earnings.

PROPRIETARY RIGHTS

    We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We hold numerous U.S. and foreign patents covering various processes and technologies utilized in telephony based call management systems. These patents cover our proprietary implementations of applications such as inbound/outbound call blending, call progress analysis, screen pops of the called person's account information, Cancel Dial and Single System Image View. We also have a number of pending patent applications on customer interaction management innovations for which patents have not yet issued. In many cases, we have also received or applied for patents in other countries covering the innovations covered by existing U.S. patents or patent applications. We have an extensive portfolio of seventeen US patents and twenty-four foreign patents worldwide, and another sixty-four patents pending in over 20 countries.

EMPLOYEES

    As of December 31, 1999, we had 478 full-time employees, (172 in professional services and global support services, 146 in sales and marketing, 90 in research and development and 70 in administration), of whom 419 were based in the United States and 59 were based in other countries. With the exception of eight employees of our Mexico City subsidiary, none of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

    We believe our future success will depend in large part on our ability to recruit and retain qualified employees, especially experienced software engineering personnel. The competition for such personnel is intense, and we cannot assure that we will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS AND DIRECTORS

    Our executive officers and directors, and their ages as of January 31, 2000 are as follows:


NAME                                                AGE                  POSITION
----                                                ---                  --------
Aleksander Szlam............................        48   Chairman of the Board and Chief Executive
                                                         Officer
James Tito..................................        43   Vice Chairman of the Board and President
George W. Landgrebe.........................        58   Chief Operating Officer, Chief Financial
                                                         Officer and Chief Administrative Officer
William K. Dumont...........................        50   Executive Vice President
Andrew J. Filipowski (1)....................        48   Director
Donald L. House(1)..........................        58   Director

----------

(1) Member of the Audit Committee and the Compensation Committee.

    ALEKSANDER SZLAM founded eShare in 1979 and has served as our Chairman of the Board and Chief Executive Officer since its inception. Prior to founding the Company, Mr. Szlam worked as a design engineer and scientist at Lockheed Corporation, NCR and Solid State Systems.

    JAMES TITO has served as our president since October 1999. Mr Tito was a co-founder of eShare.com (formerly eShare Technologies, Inc.), and served as the Chairman and Chief Executive Officer of eShare.com from its inception in October 1996 until its acquisition by eShare. Prior to co-founding eShare.com, Mr. Tito served as the president of its predecessor, Interactive Marketing Technologies (IMT), a database marketing, consulting and services firm, since 1988. Mr. Tito serves as a director of LISTNet, Long Island's Software Technology Network.

    GEORGE W. LANDGREBE has served as our Chief Operating Officer since December 1999, and as our Chief Financial Officer since February 2000. Mr. Landgrebe was a Director of eShare.com from its inception until its merger with us. Prior to joining eShare, Mr. Langrebe was managing partner in Performance Leadership, LLC, a human resources consulting group. Mr. Landgrebe has also held executive positions with AutEx Systems, an online, real time interactive equity block trading firm, Thomson Financial Information (American Banker/Bond Buyer), Robbins Research International & Infinite Possibilities LLC, WorkLife Solutions, and Xerox Corporation.

    WILLIAM K. DUMONT has served as Executive Vice President, Business Development, since January 2000. Mr. Dumont was Chief Operating Officer of eShare from January 1999 until December 1999. He was Senior Vice President, Worldwide Sales from August 1998 until December 1999. Mr. Dumont also served as Vice President, Sales from December 1996 until August 1998. Prior to joining eShare, Mr. Dumont served as Regional Manager for Octel Communications Corporation from 1994 to 1996, and from 1990 to 1994 he served as Regional Vice President of VMX, Inc., both of which are voice-processing companies.

    DONALD L. HOUSE has served as a Director since June 1997. Mr. House has served as Chairman of the Board of Directors of Clarus Corporation (formerly known as SQL Financials International, Inc.), a client/server software company, since January 1993. From September 1991 until December 1992, Mr. House served as President of Prentice Hall Professional Software, Inc., a subsidiary of Simon and Schuster, Inc. Since 1988, he has been a business advisor, director and investor in a number of emerging growth high technology companies. From 1968 through 1987, Mr. House served in a number of positions with Management Science America, Inc., a provider of application software.

    ANDREW J. FILIPOWSKI has served as a Director since April 1999. He is President, CEO and Chairman of divine interVentures, Inc, a technology investment group. Mr. Filipowski was Founder/Chairman/President of Platinum Technology, Inc., from its founding in 1987 until its sale to Computer Associates, Inc. in 1999. Platinum Technology developed and marketed a wide array of distributed computing systems software products and data warehousing solutions

    There are no family relationships between any of our directors or executive officers.

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

ITEM 2.  PROPERTIES

    Our corporate headquarters, which include our principal administrative offices are located in approximately 100,000 square feet of modern office space in Norcross, Georgia. This facility is leased to us through 2005. Subsequent to entering into this lease, the facility was acquired by a partnership controlled by our Chairman of the Board, Chief Executive Officer and principal shareholder. We lease through our English subsidiary eShare Technologies Limited, approximately 14,000 square feet of modern office space outside London. The facility is owned by a corporation controlled by our Chairman of the Board, Chief Executive Officer and principal shareholder.

    Our marketing, support, sales and research and development activities are undertaken in our corporate headquarters and a 10,000 square foot leased facility in Commack, N.Y. We also lease space for several sales and support centers located in the United States and in London, Mexico City, Paris and Toronto. We believe we will require significant additional office space within the next 12 months and that suitable space will be available to accommodate expansion of our operations on commercially reasonable terms. We anticipate leasing approximately 30,000 additional square feet of general office space at market rates near our current office in Commack, NY.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is from time to time, subject to legal proceedings and claims which have arisen in the ordinary course of business. We are not currently a party to any legal proceedings which we believe to be material with respect to the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters brought to a vote of security holders during the fourth quarter of FY 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Our common stock is listed on the Nasdaq National Market, or Nasdaq, under the symbol "ESHR." The following table sets forth the range of high and low sale prices for our common stock on Nasdaq during the periods indicated commencing June 4, 1997, the date of our initial public offering.

                                                                           HIGH       LOW

1997:
 Second Quarter (from June 4, 1997)........................       $   13           $  10
  Third Quarter.............................................          12 7/8          7 5/8
  Fourth Quarter............................................          12 7/8          7 3/4
1998:
  First Quarter.............................................          19 1/8          8 1/2
  Second Quarter............................................          19 1/8          11 3/4
  Third Quarter.............................................          17 3/8           8
  Fourth Quarter............................................          21 1/4          7 1/4
1999:
  First Quarter.............................................          25 1/8          11
  Second Quarter............................................          16 7/8          9 3/8
  Third Quarter.............................................          13 1/2          7 3/4
  Fourth Quarter............................................          28 7/16         3 7/16
2000
  First Quarter (through  March 17, 2000)...................          25 3/4          13


    On March 22, 2000, the last sale price of the common stock on Nasdaq was $13.625 per share. As of March 22, 2000, there were 130 holders of record of our common stock.

    We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

    You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. We have derived the statement of operations data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 from our financial statements. On September 1, 1999, we completed the acquisition of eShare.com, Inc. The acquisition was accounted for as a pooling of interest; therefore, all prior period amounts have been restated.


                                                                                       YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------
                                                                    1995        1996        1997          1998         1999
                                                                    ----        ----        ----          ----         ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
               CONSOLIDATED STATEMENT OF OPERATIONS DATA:
               Net revenues:
                  Product ....................................     $24,620     $32,077     $ 46,481      $71,333     $ 63,063
                  Service ....................................      10,662      15,944       20,039       25,748       31,792
                                                                   -------     -------     --------      -------     --------
                         Total revenues ......................      35,282      48,021       66,520       97,081       94,855
                Cost of revenues:
                  Product ....................................       8,730      11,494       15,577       21,680       19,398
                  Service ....................................       5,282       6,994        9,642       13,346       16,765
                                                                   -------     -------     --------      -------     --------
                         Total cost of revenues ..............      14,012      18,488       25,219       35,026       36,163
                                                                   -------     -------     --------      -------     --------
                Gross margin .................................      21,270      29,533       41,301       62,055       58,692
                Operating expenses:
                  Engineering, research and development ......       4,050       5,158        8,003       11,798       14,213
                  Selling, general and administrative ........      12,559      17,655       26,080       36,208       46,467
                  Write off of purchased software ............          --          --          268           --           --
                  Amortization of intangible assets ..........          --          --           --           --          542
                  Acquisition and restructuring related
                     charges .................................          --          --           --           --        6,990
                  Deferred compensation expense ..............          --          --           --           --        2,271
                                                                   -------     -------     --------      -------     --------

                         Total operating expenses ............      16,609      22,813       34,351       48,006       70,483
                                                                   -------     -------     --------      -------     --------
                Income (loss) from operations ................       4,661       6,720        6,950       14,049      (11,791)
                Other income, net ............................          88         178          417        1,067          756
                                                                   -------     -------     --------      -------     --------
                Income (loss) before income taxes ............       4,749       6,898        7,367       15,116      (11,035)

                Income tax provision (benefit):
                  Tax provision (benefit) ....................          --           2        3,024        6,576       (1,077)
                  Deferred tax adjustment ....................          --          --       (1,473)          --           --
                                                                   -------     -------     --------      -------     --------
                Net income (loss) ............................     $ 4,749     $ 6,896     $  5,816      $ 8,540     $ (9,958)
                Preferred stock preference ...................          --          --           --           --       (5,850)
                                                                   -------     -------     --------      -------     --------
                Net income (loss) applicable to common
                shareholders .................................     $ 4,749     $ 6,896     $  5,816      $ 8,540     $(15,808)
                                                                   =======     =======     ========      =======     ========

                Income before pro forma income taxes .........     $ 4,749     $ 6,896     $  7,367
                Pro forma income taxes .......................       1,794       2,827        4,469
                                                                   -------     --------     -------
                Pro forma net income .........................     $ 2,955     $ 4,069     $  2,898
                                                                   =======     ========    ========
                Earnings (loss) per share:
                  Diluted earnings (loss) per share ..........     $  0.38     $  0.39     $   0.29      $  0.40     $  (0.76)
                  Pro forma diluted earnings (loss) per share.     $  0.24     $  0.23     $   0.14      $  0.40     $  (0.76)

                Weighted average shares outstanding:
                  Diluted ....................................      12,338      17,475       20,049       21,575       20,758



                                                                                          DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                     1995        1996        1997        1998        1999
                                                                   -------     -------     -------     -------     -------
                                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities..............     $ 5,959     $10,973     $32,116     $30,783     $14,872
Working capital ..............................................       6,904       9,474      32,909      42,656      38,596
Total assets .................................................      20,928      29,167      58,861      78,484      70,551
Long-term debt, net of current portion .......................       2,644          --         185       2,726          74
Total shareholders' equity ...................................       6,657      12,786      38,649      48,394      53,837





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    We are a leading provider of Customer Relationship Management solutions focusing on Customer Interaction Management. Our solutions support voice, e-mail, live interaction/chat and hosting services for more than 2,000 major e-businesses, Application Service Providers (ASP's), Internet Service Providers (ISP's) and Portals in more than 30 countries. Our solutions enable real-time interactive communications and services, both voice based and over the Internet, and include customer service and support, customer self-service, instant messaging, live conferencing and events, distance learning, community chat, threaded discussion forums and a variety of custom integration tools. Organizations use our applications and services to implement strategies for customer interaction that increase the value derived from their customers by enhancing customer acquisition and retention activities, while reducing costs and improving agent productivity and effectiveness. We offer ongoing maintenance support of our products. We also offer fee-based installation, integration, training and consulting services.

    Our revenues are derived primarily from three sources: (i) product license fees for the use of our software applications and sales of related computer and telephony hardware to utilize the software, (ii) service fees for ongoing system support, maintenance, installation, integration, training and consulting services, and (iii) fees for hosting applications for our customers. We recognize product revenue upon shipment of the product if there are no significant post-delivery obligations, if collection is probable and if the agreement requires payment within one year. Revenues from post-contract maintenance support and revenues from hosting applications are recognized ratably over the term of the support or hosting period. Post-contract maintenance support revenues accounted for 21.7% of total revenues in 1999. Revenues from consulting, installation, integration, and training services are recognized as the services are performed. In any given period, a significant portion of our revenues may be derived from large sales to a limited number of customers. During 1999, no customer accounted for more than 10% of our total revenues. During 1998, CitiGroup accounted for 13.1% of our total revenues. During 1997, BancOne Services Corp. (now First USA) accounted for 11.8% of our total revenues. Revenues from our five largest customers represented 27.9%, 23.2%, and 28.2% of our total revenues for 1997, 1998 and 1999, respectively.

    We currently market our products in the United States, Canada, Mexico, France, and the United Kingdom through a direct sales force and through select distributors. We rely on Value Added Resellers (VARs) and distributors to sell, install and support our products in other countries. Revenues from sales to customers outside the United States accounted for 18.4%, 23.8%, and 31.7% of our total revenues for 1997, 1998 and 1999, respectively. We believe that our continued growth and future profitability will require further expansion of our international operations. To successfully expand international sales, we may establish additional foreign operations and we will hire additional personnel and recruit additional VARs and distributors. To the extent that we are unable to do so on a timely basis, our revenue growth, if any, may be slowed, and profitability may be adversely affected. Our international revenues are denominated primarily in U.S. dollars or British pounds. Our expenses incurred in foreign countries are typically denominated in local currencies. We have recognized pre-tax foreign exchange gains (losses) of approximately ($20,000), $(23,000), and $24,000 in 1997, 1998 and 1999, respectively. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on our future international operations.

    In June 1999 we acquired smallwonder softworks, a provider of multi-media, web enabled contact center software solutions. The acquisition was accounted for as a purchase. Under purchase accounting, the total purchase cost and fair value of liabilities assumed were allocated to the tangible and intangible assets of smallwonder softworks based upon their respective fair values as of the closing. The remainder of the excess of the purchase price over the tangible assets acquired of approximately $4.7 million was assigned to trade names, workforce, and goodwill and is being amortized over a period of five years.

    In September 1999 we merged with eShare Technologies, Inc., a provider of internet-based software solutions. The merger was designed to expand our addressable market to include the emerging market of customer interaction management over the Internet, which is being driven by the explosive growth in e-commerce. All historical financial information and analysis have been restated to reflect the acquisition, which was accounted for as a pooling of interests. With the merger, we are currently operating in two segments, call center and Internet. Segment information is detailed in the notes to the consolidated financial statements.

    We anticipate the integration and consolidation of smallwonder softworks and eShare Technologies will require substantial management, financial, and other resources. The acquisitions involve a number of significant risks including potential difficulties in assimilating the technologies, services, and products, or in achieving the expected synergies and cost reductions, as well as other unanticipated risks and uncertainties. As a result, there can be no assurance as to the extent to which the anticipated benefit with respect to the acquisitions will be realized, or the timing of any such realization.

RESULTS OF OPERATIONS

    The following table sets forth items shown in our statement of operations as a percentage of total revenues for the periods indicated. The table should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

                                                                                YEAR ENDED DECEMBER 31,
                                                                             ----------------------------
                                                                              1997       1998       1999
                                                                              ----       ----       ----
                            Net revenues:
                              Product ..................................      69.9%       73.5%      66.5%
                              Service ..................................      30.1        26.5       33.5
                                                                             -----       -----      -----
                                      Total revenues ...................     100.0       100.0      100.0
                            Cost of revenues:
                              Product ..................................      23.4        22.3       20.4
                              Service ..................................      14.5        13.8       17.7
                                                                             -----       -----      -----
                                      Total cost of revenues ...........      37.9        36.1       38.1
                                                                             -----       -----      -----
                            Gross margin ...............................      62.1        63.9       61.9
                            Operating expenses:
                              Engineering, research and development ....      12.0        12.2       15.0

                              Selling, general and administrative ......      39.2        37.3       49.0

                              Write off of purchased software ..........       0.4          --         --
                              Amortization of intangible assets ........        --          --        0.6
                              Acquisition and restructuring related
                                charges ................................        --          --        7.3
                              Deferred compensation expense.............        --          --        2.4
                                                                             -----       -----      -----
                                      Total operating expenses .........      51.6        49.5       74.3
                                                                             -----       -----      -----
                            Income (loss) from operations ..............      10.5        14.4      (12.4)
                            Other income, net ..........................       0.6         1.1        0.8
                                                                             -----       -----      -----
                            Income (loss) before income taxes ..........      11.1        15.5      (11.6)
                            Income tax provision (benefit):
                              Tax provision (benefit) ..................       4.5         6.7       (1.1)

                              Deferred tax adjustment ..................      (2.2)         --         --
                                                                             -----       -----      -----
                            Net income (loss) ..........................       8.8%        8.8%      10.5%

                            Preferred stock preference .................        --          --       (6.2)
                                                                             -----       -----      -----
                            Net income (loss) applicable to common
                              shareholders .............................       8.8%        8.8%     (16.7)%
                                                                             ======      ======     ======
                            Income before pro forma income taxes .......      11.1%

                            Pro forma income taxes .....................       6.7

                            Pro forma net income .......................       4.4%




    The following table sets forth, for each component of net revenues, the cost of such revenues as a percentage of such revenues for the periods indicated:


                                                                        YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                      1997      1998       1999
                                                                    -------    -------    -------
                             Cost of product revenues............    33.5%      30.4%      30.8%
                             Cost of service revenues............    48.1%      51.8%      52.7%


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Revenues

    Product. Our product revenues declined by 11.6% from $71.3 million in 1998 to $63.1 million in 1999. The decrease in product revenues was due to reduced demand for our call center products, primarily in the United States, and to a reduction in hardware content in our products. Total call center product revenue dropped 18.3% from $67.9 million in 1998 to $55.5 million in 1999. The reduced demand related to Y2K slowdowns in purchasing as well as increased pricing pressures within the call center industry. Internet product revenue increased 123.1% from $3.4 million in 1998 to $7.6 million in 1999 due to increased demand for Internet customer interaction solutions. In addition, our Internet product suite was expanded with the introduction of NetAgent 2.0 in the fourth quarter of 1998, Expressions 4.0 in the first quarter of 1999, Connections and Re:sponse in the third quarter of 1999, and NetAgent 3.0 in the fourth quarter of 1999.

    Service. We increased our service revenues by 23.5% from $25.7 million in 1998 to $31.8 million in 1999. Service revenues increased primarily due to an increase in the number of post-contract maintenance support agreements and growing demand for post-implementation consulting services.

    Cost of Revenues

    Product. The cost of product revenues includes the cost of material, the cost of sublicensing third-party software, personnel-related costs for internal product assembly and fees paid to third parties for outsourced product assembly. Cost of product revenues decreased from $21.7 million, or 30.4% of related product revenues, in 1998, to $19.4 million, or 30.8% of related product revenues, in 1999. Cost of product revenues for the contact center segment decreased from $21.3 million, or 31.4% of related product revenues in 1998, to $19.0 million, or 34.3% of related product revenues, in 1999. The decrease in absolute dollars in the cost of product revenues was due to the decline in the volume of shipments of our contact center products. The increase as a percentage of product revenues was primarily due to the impact of personnel and other fixed costs on a reduced base of contact center product revenues. Cost of product revenues for the Internet segment increased from $344,000, or 10.2% of related product revenues in 1998, to $392,000, or 5.2% of related product revenues, in 1999. The increase in absolute dollars in cost of product revenues was related to the increase in volume of shipments of our Internet products. The decrease as a percentage of product revenues was primarily due to the impact of an increased base of Internet product revenues in relation to personnel and other fixed costs.

    Service. The cost of service revenues primarily consists of employee-related costs for customer support, consulting and field service personnel and fees paid to third parties for installation services and post-installation hardware maintenance services. Cost of service revenues increased from $13.3 million, or 51.8% of related service revenues, in 1998, to $16.8 million, or 52.7% of related service revenues, in 1999. The increase in absolute dollars in the cost of service revenues was primarily due to the increase in service personnel to support the larger installed customer base, and the expansion of our post-implementation consulting practice. The increase as a percentage of service revenues was primarily due to the creation of a NetAgent support staff and infrastructure to support the expected growth in NetAgent customers.

    Operating Expenses

    Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with Internet and voice/CTI software development. Also included are outside contractor costs for development projects and expendable equipment purchases. Engineering, research and development costs increased from $11.8 million, or 12.2% of total revenues, in 1998, to $14.2 million, or 15.0% of total revenues, in 1999. The increase in absolute dollars resulted primarily from the addition of developers and outside contractors to support our new Internet product development efforts. The increase as a percentage of total revenues was primarily a factor of the reduced contact center product revenues. We expect to transfer a significant number of contact center developers to our Internet product development efforts in the near future, in order to expand our multi-channel CIM offerings.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. Selling, general and administrative costs increased from $36.2 million, or 37.3% of total revenues, in 1998, to $46.5 million, or 49.0% of total revenues, in 1999. This increase in absolute dollars was primarily related to the expansion of our sales and marketing resources, and increased levels of marketing activities. The increase as a percentage of total revenues was primarily a result of the reduction in total revenues, and the duplicate costs of supporting two businesses. We will consolidate general and administrative costs as we more fully integrate the businesses.

    Acquisition and Merger-Related Expenses

In connection with the acquisition of smallwonder softworks and the merger with eShare Technologies, Inc., the Company incurred direct merger and restructuring related expenses of approximately $7.0 million, comprised primarily of investment bankers, attorneys, accountants and other professional fees. In addition, the Company incurred $2.3 million (non-cash) of indirect deferred compensation expenses related to the conversion of the eShare stock option plan. The Company also incurred $542,000 in amortization of intangible assets related to the purchase of smallwonder softworks.

    Other Income, Net

    Other income, net decreased from $1.1 million in 1998 to $756,000 in 1999. The decrease was primarily due to interest income earned on our investments in marketable securities, which decreased due to lower cash levels caused by negative cash flows from operating activities in the second half of the year.

    Income Tax Provision (Benefit)

    We recorded an income tax provision of $6.6 million in 1998 and an income tax benefit of approximately $1.1 million in 1999. Our effective tax rate was 43.3% in 1998 primarily due to the effect of permanent differences between book and tax and due to the effect of not recording the benefit on the losses incurred by eShare due to the uncertainty of realizing those losses. Our effective tax rate was (9.7)% for 1999 primarily due to the effect of not recording the majority of the benefit on the losses incurred by eShare due to the uncertainty of realizing those losses.

    Preferred Stock Preference

    Included in results of operations for the year ended December 31, 1999, is a non-recurring, non-cash charge of $5.8 million which represents the difference between the estimated fair value of common stock of eShare at February 19, 1999 and the purchase price of certain Series C Preferred Stock issued on that date. As part of the acquisition, the Series C Preferred Stock was converted to common stock.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Revenues

    Product. We increased our product revenues by 53.5% from $46.5 million in 1997 to $71.3 million in 1998. The increase in product revenues was due to continued strong demand for our products, increased marketing and sales efforts, increased international sales through the direct channel and increased sales through distribution channels. Over this period, we expanded our Internet solutions with the introduction of Expressions 3.0 in the fourth quarter of 1997, NetAgent 1.0 in the second quarter of 1998. We expanded our contact center solutions with the introduction of PhoneFrame Explorer in the fourth quarter of 1997.

    Service. We increased our service revenues by 28.5% from $20.0 million in 1997 to $25.7 million in 1998. Service revenues increased primarily due to an increase in the number of maintenance and support agreements and, to a lesser degree, from revenues generated by installation of new systems, upgrades to existing systems and consulting services. We introduced consulting services in the fourth quarter of 1997.

    Cost of Revenues

    Product. The cost of product revenues includes the cost of material, the cost of sublicensing third-party software, personnel-related costs for internal product assembly and fees paid to third parties for outsourced product assembly. Cost of product revenues increased from $15.6 million, or 33.5% of related product revenues, in 1997, to $21.7 million, or 30.4% of related product revenues in 1998. The increase in absolute dollars in the cost of product revenues was due to the increase in the volume of shipments of our products. The decrease, as a percentage of product revenues, was primarily due to product design improvements, reduced material purchase costs, and lower hardware content of the systems.

    Service. The cost of service revenues primarily consists of employee-related costs for customer support, consulting and field service personnel and fees paid to third parties for installation services and post-installation hardware maintenance services. Cost of service revenues increased from $9.6 million, or 48.1% of related service revenues, in 1997, to $13.3 million, or 51.8% of related services revenues, in 1998. The increase in absolute dollars in the cost of service revenues was primarily due to the increase in service personnel to support the larger installed customer base and higher volume of installations. The increase as a percentage of service revenues, was primarily due to increased infrastructure spending for international operations and to support expansion of domestic indirect distribution channels.

    Operating Expenses

    Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with software, voice processing and CTI technology development. Also included are outside contractor costs for development projects and expendable equipment purchases. Engineering, research and development costs increased from $8.0 million, or 12.0% of total revenues, in 1997, to $11.8 million, or 12.2% of total revenues, in 1998. The increase in absolute dollars resulted primarily from the addition of developers and outside contractors to support our new product development efforts, which were focused on continued enhancements to PhoneFrame Explorer and ongoing development of future products, including Enterprise Explorer. We intend to continue to invest heavily in product development activities. As a result, we expect that engineering, research and development costs will increase in absolute dollars and may increase as a percentage of revenues in the future.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. Selling, general and administrative costs increased from $26.1 million, or 39.2% of total revenues, in 1997, to $36.2 million, or 37.3% of total revenues, in 1998. This increase in absolute dollars was primarily related to the expansion of our sales and marketing resources, increased commission expenses due to higher sales, and increased levels of marketing activities. The decrease as a percentage of total revenues was primarily a result of leveraging the infrastructure and improvements to operating efficiencies.

    Other Income, Net

    Other income, net increased from $417,000 in 1997 to $1.1 million in 1998. The increase was primarily due to interest income earned on our investments in marketable securities and the elimination of interest expense attributable to the receipt of proceeds from our initial public offering in June 1997.

    Income Tax Provision (Benefit)

    In connection with the initial public offering on June 4, 1997, we converted our U.S. taxable status from an S corporation to a C corporation and, accordingly, we are subject to federal and state income taxes. As a result, we recorded a one time tax benefit of $1.5 million in 1997 for the change in our tax status. We recorded an income tax provision of $6.6 million in 1998. Our effective tax rate was 43.3% in 1998 primarily due to the effect of permanent differences between book and tax and due to the effect of not recording the benefit on the losses incurred by eShare due to the uncertainty of realizing those losses.

FINANCIAL CONDITION

    Total assets as of December 31, 1999, were $70.6 million, a decrease of $7.9 million from December 31, 1998. The decrease was primarily due to the reduction in cash and cash equivalents and marketable securities due to net operating losses experienced during the year, and a reduction in accounts receivable, offset by an increase in property and equipment. Cash, cash equivalents and marketable securities decreased by $15.9 million. Accounts receivable decreased $925,000. Net property and equipment increased by $3.1 million primarily due to the purchase and implementation of enterprise resource planning software and equipment and purchases of software and equipment used for development purposes.

    Current liabilities as of December 31, 1999 were $16.6 million, a decrease of $10.7 million from December 31, 1998. The decrease was primarily due to a decrease in accounts payable and accrued liabilities, offset by an increase in deferred revenue.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations to date primarily through internally generated cash flow and funds generated from our initial public offering. Our operating activities generated cash of $7.5 million in 1997, used cash of $161,000 in 1998, and used cash of $12.3 million in 1999. In 1999, our use of cash was caused by net operating losses and a decrease in accounts payable and accrued liabilities. In 1998, our use of cash resulted from net income, an increase in accounts payable and accrued liabilities and deferred revenue, primarily offset by an increase in accounts receivable, and a decrease in customer deposits. In 1997, our cash was generated by net income, an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable and a decrease in customer deposits.

    Our investing activities used cash of $28.2 million in 1997, $3.3 million in 1998, and generated cash of $1.0 million in 1999. Our use of cash in 1997 was primarily for the purchase of capital equipment and software to support our growth and for investments in marketable securities. The use of cash in 1998 was primarily for the purchase of capital equipment and software to support our growth and was partially offset by a reduction in investments in marketable securities. The generation of cash in 1999 was primarily from a reduction in investments in marketable securities partially offset by purchases of capital equipment and software to support our growth and the purchase of smallwonder softworks.

    Our financing activities generated $17.6 million in 1997, $3.3 million in 1998, and $6.6 million in 1999. The cash generated in 1997 was primarily from the proceeds of our initial public offering, offset by payments to a stockholder. Our cash in 1998 was primarily a result of the issuance of convertible notes and the sale of common stock. Our cash in 1999 was primarily from the sale of common stock and preferred stock.

    As of December 31, 1999, we had working capital of $38.6 million. Cash, cash equivalents and marketable securities were $14.9 million. We estimate that we will incur capital expenditures of approximately $2.0 million in 2000, related to anticipated increased capital needs of technology and facility upgrades, and support of increased staffing. We believe that existing cash, cash equivalents and marketable securities and potential cash flow from operations will be sufficient to meet our cash requirements for at least the next twelve months.

YEAR 2000 READINESS

    The Risks of Our Year 2000 Issues

    We do not currently believe that the effects of any Year 2000 non-compliance in our installed base of software will adversely affect our business, financial condition and results of operations. However, no assurance can be given that we will not be exposed to potential claims resulting from system problems associated with the century change which have not manifested themselves.

    We developed contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event, including installation of backup power generation capability at our corporate headquarters. We did not experience any material failures in business functions as a result of Year 2000.

NEW ACCOUNTING PRONOUNCEMENT

    In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective for our fiscal year ending December 31, 2001. We do not believe that the adoption of this pronouncement will have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to a number of market risks in the ordinary course of business, such as foreign currency exchange risk resulting from our international operations. These risks arise in the normal course of business rather than from trading. In addition, some of our traded assets are exposed to market risks such as interest rate fluctuations. Primarily securities owned by us through Melita Finance Corporation, our wholly-owned investment subsidiary, are sensitive to all of these risks and has concluded that none of our exposures in these areas is material to fair values, cash flows or earnings.

    The following table provides information about securities owned by us through Melita Finance Corporation that are sensitive to markets risks:

                      Securities Sensitive to Market Risk by Maturity

                                  As of December 31, 1999
                                      (In thousands)
                                2000       2001       Total
                               ------     ------     -------

Fixed Rate ($US)               $5,970     $5,306     $11,276
  Average Interest Rate          4.13%      3.87%       4.00%

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1999
                                  TOGETHER WITH
                                AUDITORS' REPORT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                         PAGE
                                                                                                         ----
       Report of Independent Public Accountants..................................................         24
       Consolidated Balance Sheets as of December 31, 1998 and 1999..............................         25
       Consolidated Statements of Operations for the three years in the period ended
       December 31, 1999.........................................................................         26
       Consolidated Statements of Shareholders' Equity for the three years in the period ended            27
       December 31, 1999.........................................................................
       Consolidated Statements of Comprehensive Income for the three years in the period ended
       December 31, 1999.........................................................................         28
       Consolidated Statements of Cash Flows for the three years in the period ended
       December 31, 1999.........................................................................         29
       Notes to Consolidated Financial Statements................................................         30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To eShare Technologies, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of ESHARE TECHNOLOGIES, INC. (a Georgia corporation, and formerly Melita International Corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of eShare Technologies, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements as of and for the years ended December 31, 1997 and 1998 of eShare.com, Inc. (a Delaware corporation, and formerly eShare Technologies, Inc.) a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the financial statements of eShare Technologies, Inc. and subsidiaries and reflect total assets and total revenues of 4% and 1% in 1997, respectively, and reflect total assets and total revenues of 4% and 4% in 1998, respectively, of the related totals. Such statements also reflect total net loss of $(4,713,000) in 1997 and $(3,145,000) in 1998. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for eShare.com, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of eShare Technologies, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP


Atlanta, Georgia
February 15, 2000

                   ESHARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                           ASSETS                                   1998       1999
                ----------------------------------------------------------        --------   --------
                CURRENT ASSETS:
                   Cash and cash equivalents                                      $  8,027   $  3,558
                   Marketable securities                                            22,756     11,315
                   Accounts receivable, net of allowance for doubtful
                      accounts of $2,600 and $3,014 at December 31, 1998 and
                      1999, respectively                                            33,788     32,863
                   Inventories, net                                                  1,260      1,967
                   Deferred taxes                                                    3,731      4,921
                   Prepaid expenses and other                                          458        612
                                                                                  --------   --------
                            Total current assets                                    70,020     55,236
                                                                                  --------   --------
                PROPERTY AND EQUIPMENT, AT COST:
                   Furniture and fixtures                                            2,466      3,122
                   Equipment                                                        12,650     17,436
                   Leasehold improvements                                            1,198      1,390
                                                                                  --------   --------
                            Total property and equipment                            16,314     21,948
                   Less accumulated depreciation                                     8,413     10,985
                                                                                  --------   --------
                            Net property and equipment                               7,901     10,963
                                                                                  --------   --------
                   Intangible assets, net                                                -      4,254
                   Other assets                                                        563         98
                                                                                  --------   --------
                                                                                   $78,484    $70,551

                                                                                  ========   ========



                            LIABILITIES AND SHAREHOLDERS' EQUITY                    1998       1999
                ----------------------------------------------------------        --------   --------
                CURRENT LIABILITIES:
                   Accounts payable                                               $  7,265   $  3,343
                   Accrued liabilities                                              12,516      4,879
                   Deferred revenue                                                  6,574      8,265
                   Customer deposits                                                   815         12
                   Current portion of notes payable                                    194        141
                                                                                  --------   --------
                            Total current liabilities                               27,364     16,640
                                                                                  --------   --------
                COMMITMENTS AND CONTINGENCIES (NOTE 7)
                   Notes payable, excluding current portion                            226         74
                   Convertible notes payable                                         2,500          -
                                                                                  --------   --------
                SHAREHOLDERS' EQUITY:
                   Preferred stock, no par value: 20,000,000 shares
                      authorized, no shares issued and outstanding
                      at December 31, 1998 and 1999                                       -          -
                   Common stock, no par value; 100,000,000 shares
                      authorized; 20,337,183 shares issued and
                      outstanding at December 31, 1998 and 21,386,714
                      shares issued and outstanding at December 31, 1999                69         69
                   Additional paid-in capital                                       44,282     61,439
                   Deferred compensation                                              (303)    (1,935)
                   Accumulated other comprehensive income                               96        (28)
                   Retained earnings(deficit)                                        4,250     (5,708)
                                                                                  --------   --------
                            Total shareholders' equity                              48,394     53,837
                                                                                  --------   --------
                                                                                   $78,484    $70,551
                                                                                  ========   ========






     All prior period amounts have been restated to reflect the acquisition of eShare.com, Inc. in a pooling transaction.

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   ESHARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  1997         1998          1999
                                                                -------      --------       -------

NET REVENUES:
   Product ................................................     $ 46,481      $71,333     $ 63,063
   Service ................................................       20,039       25,748       31,792
                                                                --------      -------     --------
            Total revenues ................................       66,520       97,081       94,855
                                                                --------      -------     --------
COST OF REVENUES:
   Product ................................................       15,577       21,680       19,398
   Service ................................................        9,642       13,346       16,765
                                                                --------      -------     --------
            Total cost of revenues ........................       25,219       35,026       36,163
                                                                --------      -------     --------
GROSS MARGIN ..............................................       41,301       62,055       58,692
                                                                --------      -------     --------
OPERATING EXPENSES:
   Engineering, research, and development .................        8,003       11,798       14,213
   Selling, general, and administrative ...................       26,080       36,208       46,467
   Write-off of purchased software ........................          268           --           --
   Amortization of intangible assets ......................           --           --          542
   Acquisition and restructuring related charges ..........           --           --        6,990
   Deferred compensation expense ..........................           --           --        2,271
                                                                --------      -------     --------
            Total operating expenses ......................       34,351       48,006       70,483
                                                                --------      -------     --------
INCOME FROM OPERATIONS ....................................        6,950       14,049      (11,791)

OTHER INCOME, NET .........................................          417        1,067          756
                                                                --------      -------     --------
INCOME BEFORE INCOME TAXES ................................        7,367       15,116      (11,035)
INCOME TAX PROVISION (BENEFIT):
   Tax provision (benefit) as C corporation ...............        3,024        6,576       (1,077)
   Deferred tax adjustment ................................       (1,473)          --           --
                                                                --------      -------     --------
NET INCOME (LOSS) .........................................        5,816        8,540       (9,958)

Preferred stock preference ................................           --           --       (5,850)
                                                                --------      -------     --------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS ......................................     $  5,816      $ 8,540     $(15,808)
                                                                ========      =======     ========

PRO FORMA NET INCOME:
   Income before income taxes .............................     $  7,367
   Pro forma income taxes .................................        4,469
                                                                --------
                                                                $  2,898
                                                                =======
EARNINGS PER SHARE:
   Basic earnings (loss) per share ........................     $   0.31      $  0.42     $  (0.76)
                                                                ========      =======     ========
   Diluted earnings (loss) per share ......................     $   0.29      $  0.40     $  (0.76)
                                                                ========      =======     ========
   Pro forma basic earnings per share .....................     $   0.15
                                                                ========
   Pro forma diluted earnings per share ...................     $   0.14
                                                                ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ..................................................       18,898       20,259       20,758
                                                                ========      =======     ========

   Diluted ................................................       20,049       21,575       20,758
                                                                ========      =======     ========



     All prior period amounts have been restated to reflect the acquisition of eShare.com, Inc. in a pooling transaction.

        The accompanying notes are an integral part of these consolidated statements.

                   ESHARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)








                                        COMMON STOCK                  OTHER
                                       ---------------  ADDITIONAL    COMPREHEN-   RETAINED
                                                          PAID-IN       SIVE       DEFERRED     EARNINGS
                                       SHARES   AMOUNT   CAPITAL       INCOME    COMPENSATION   (DEFICIT)     TOTAL
                                      --------- ------  ----------    ---------  ------------  ---------     -------

BALANCE, DECEMBER 31, 1996            13,097,873  $49     $ 2,656      $ 35           --        $ 10,047     $12,787
   Net income                                --    --         --         --           --           5,816       5,816
   Issue of warrants                         --    --        157         --           --              --         157
   Exercise of warrants                      --    --          1         --           --              --           1
   Deferred compensation                     --    --         12         --          (12)             --          --
   Amortization of deferred
    compensation                             --    --         --         --            4              --           4
   Proceeds from the issuance
    of common stock                   4,025,000    --     40,042         --           --              --      40,042
   Combination transaction            3,111,967    20        (20)        --           --              --          --
   Note and cash distribution
    to shareholders                          --    --         --         --           --         (20,153)    (20,153)
   Unrealized gain on
    marketable securities                    --    --         --         15           --              --          15
   Foreign currency
    translation adjustment                   --    --          0        (20)          --              --         (20)
                                     ----------   ---   --------      -----      -------         --------    --------
BALANCE, DECEMBER 31, 1997           20,234,840   $69   $ 42,848      $  30      $    (8)        $ (4,290)   $ 38,649

   Net income                                --    --         --         --           --            8,540       8,540
   Exercise of warrants                      --    --          1         --           --               --           1
   Deferred compensation                     --    --        394         --         (394)              --          --
   Amortization of deferred
    compensation                             --    --         --         --           99               --          99
   Proceeds from the issuance
    of common stock                     102,343    --      1,039         --           --               --       1,039
   Unrealized gain on
    marketable securities                    --    --         --         89           --               --          89
   Foreign currency translation
    adjustment                               --    --         --        (23)          --               --         (23)
                                     ----------   ---   --------      -----      -------         --------    --------
BALANCE, DECEMBER 31, 1998           20,337,183   $69   $ 44,282      $  96      $  (303)        $  4,250    $ 48,394

   Net loss                                  --    --         --         --          --            (9,958)     (9,958)
   Proceeds from issuance of
    common stock                      1,049,531    --      6,292         --           --               --       6,292
   Non-cash stock issuance costs             --    --        119         --           --               --         119
   Tax benefit from exercise
    of options                               --    --      3,598         --           --               --       3,598
   Conversion of convertible notes           --    --      3,000         --           --               --       3,000
   Issuance of warrants                      --    --        244         --           --               --         244
   Deferred compensation with
    granting of options                      --    --      3,904         --       (1,830)              --       2,074
   Amortization of deferred
    compensation                             --    --         --         --          198               --         198
   Unrealized loss on marketable
    securities                               --    --         --       (148)          --               --        (148)
   Foreign currency
    translation adjustment                   --    --         --         24           --               --          24
                                     ----------   ---   --------      -----      -------         --------    --------
BALANCE, DECEMBER 31, 1999           21,386,714   $69   $ 61,439      $ (28)     $(1,935)        $ (5,708)   $ 53,837
                                     ==========   ===   ========      =====      =======         ========    ========


     All prior period amounts have been restated to reflect the acquisition of eShare.com, Inc. in a pooling transaction.

        The accompanying notes are an integral part of these consolidated statements.

                   ESHARE TECHNOLOGIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)










                                                         1997          1998          1999
                                                        -------       -------       ------
NET INCOME (LOSS)                                       $ 5,816       $ 8,540       $ (9,958)
                                                        -------       -------       --------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustment                 (20)          (23)            24
    Unrealized gain(loss) on marketable securities           15            89           (148)
                                                        -------       -------       --------
              Other comprehensive income (loss)              (5)           66           (124)
                                                        -------       -------       --------
COMPREHENSIVE INCOME (LOSS)                             $ 5,811       $ 8,606       $(10,082)
                                                        =======       =======       ========










     All prior period amounts have been restated to reflect the acquisition of eShare.com, Inc. in a pooling transaction.

        The accompanying notes are an integral part of these consolidated statements.

                   ESHARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)

                                                           1997        1998        1999
                                                         --------   ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  5,816    $  8,540    $ (9,958)
  Adjustments to reconcile net income (loss)
    to net
   Cash provided by operating activities:
     Deferred taxes                                        (2,035)     (1,695)     (1,190)
     Depreciation and amortization                          1,816       2,463       3,120
     Noncash financing & compensation expense                 140         197          --
     Noncash compensation expense                              --          --       2,271
     Changes in assets and liabilities, net of effects
       of acquisition:
       Accounts receivable, net                            (4,164)    (17,723)      1,322
       Inventories                                            (19)      1,201        (595)
       Prepaid expenses and other assets                      (79)       (201)       (154)
       Accounts payable and accrued liabilities             6,943       5,904      (7,961)
       Deferred revenue                                     1,080       2,429       1,691
       Customer deposits                                   (1,861)     (1,173)       (803)
       Other, net                                            (126)       (103)        471
                                                         --------    --------    --------
         Total adjustments                                  1,695      (8,701)     (1,828)
                                                         --------    --------    --------
         Net cash provided by (used in)
           operating activities                             7,511        (161)    (11,786)
                                                         --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property equipment                          (4,273)     (4,585)     (6,106)
  Purchased software                                          (22)         --          --
  Purchases (sale) of marketable securities               (23,954)      1,302      11,441
  Acquisition, net of cash acquired                            --          --      (4,605)
                                                         --------    --------    --------
         Net cash provided by (used in) investing
           activities                                     (28,249)     (3,283)        730
                                                         --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible notes                             1,000       2,500         500
  Deferred offering costs                                      --        (335)         --
  Repayment of capital lease obligations                      (19)         --          --
  Net proceeds from issuance of common stock               39,046       1,039       6,292
  Exercise of warrants                                         --           1          --
  Proceeds from issuance of debt                            1,162         673          --
  Repayment of debt                                          (860)       (554)       (205)
  Repayment of notes payable to stockholder                (2,625)         --          --
  Repayment of notes payable to stockholder
     representing distributions                           (12,900)         --          --
  Distributions to stockholder                             (7,253)         --          --
                                                         --------    --------    --------
         Net cash (used in) provided by
           financing activities                            17,551       3,324       6,587
                                                         --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    (3,187)       (120)     (4,469)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               11,334       8,147       8,027
                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $  8,147    $  8,027    $  3,558
                                                         ========    ========    ========
MARKETABLE SECURITIES                                    $ 23,969    $ 22,756    $ 11,315
                                                         ========    ========    ========
CASH, CASH EQUIVALENTS, AND MARKETABLE
 SECURITIES                                              $ 32,116    $ 30,783    $ 14,873
                                                         ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest during the year                 $    400    $     34    $     44
                                                         ========    ========    ========
  Income taxes paid                                      $  3,199    $  6,395    $  4,042
                                                         ========    ========    ========
  Conversion of convertible notes to
    common stock                                         $  1,000    $     --    $  3,000
                                                         ========    ========    ========

     All prior period amounts have been restated to reflect the acquisition of eShare.com, Inc. in a pooling transaction.

        The accompanying notes are an integral part of these consolidated statements.

                            ESHARE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998, AND 1999


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         eShare Technologies, Inc. (the "Company") is a leading provider of Electronic Customer Relationship Management (eCRM) collaboration solutions supporting voice, e-mail, live interaction/chat and hosting services for over 2,000 major eBusinesses, Application Service Providers (ASPs), Internet Service Providers (ISPs) and Portals. Prior to October 4, 1999, the Company was named Melita International Corporation.

         COMPLETION OF INITIAL PUBLIC OFFERING

         On June 4, 1997, the Company completed an initial public offering (the "Offering") of 4,025,000 shares of common stock at $10 per share resulting in net proceeds of $36,046,000.

         BASIS OF COMBINATION

         Prior to June 4, 1997, the financial statements are presented on a combined basis and include the accounts of the Company, Melita Europe Limited ("eShare Europe"), and Inventions, Inc. ("Inventions") since all were under common control. All significant intercompany accounts and transactions have been eliminated in combination.

         Concurrent with the Offering, the shareholders of eShare Europe and Inventions contributed their respective shares in exchange for 3,143,395 shares of the Company. The combination was treated similar to a pooling of interests and no step-up basis was recorded as the entities involved were under common control.

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements since June 4, 1997 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. All prior period amounts have been restated to reflect the acquisition of eShare.com, Inc. in a pooling of interests transaction.

         REVENUE RECOGNITION

         The Company generates product revenues from sales of both hardware and software. The Company's service revenues are generated from maintenance contracts which include support, parts and labor, and software update rights. Service revenues also include fee-based installation, training, and consulting services.

         The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP")97-2, "Software Revenue Recognition," as amended by SOP 98-9.

         The Company recognizes product revenues when a contract has been executed, the product has been shipped, the Company has no significant obligations yet to be satisfied, the fee is fixed and determinable, and collection of the resulting receivable is deemed to be probable. Software delivered on a trial basis is not recorded as revenue until a permanent key is delivered to the customer. Certain of the Company's sales contracts provide for certain payment terms normally based upon signing the contract, customer receipt of the product, and commencement of operation of the customer's system.

         Revenues from maintenance contracts are deferred and recognized ratably over the term of the contractual support period. If maintenance is included in the original contract, such amounts are unbundled from the license fee based on the value established by the independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of the Company's hardware and software products. Revenues from consulting, installation, and training services are recognized as the services are performed.

         Deferred revenues primarily relate to products that have not yet been delivered and maintenance services which have been paid by the customers prior to the performance of those services. Deferred revenue amounted to $6,574,000 and $8,265,000 at December 31, 1998 and 1999,
         respectively.

         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Research and development expenditures are charged to expense as incurred. Software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company has defined technological feasibility of its products as the point in time at which the Company has a working model of the related product, which is when the product has achieved "beta" status. Historically, the development costs incurred during the period between the achievement of beta status by a product and the point at which the product is available for general release to customers have not been material. Accordingly, the Company has concluded that the amount of development costs capitalizable under the provisions of SFAS No. 86 was not material to the financial statements for the years ended December 31, 1997, 1998, and 1999. Therefore, the Company charged all software development costs to expense as incurred for the years ended December 31, 1997, 1998, and 1999.

         During 1997, based on the Company's evaluation of the future market potential and recoverability of one of its purchased software products, which was made available to customers in 1996, the Company wrote off the unamortized costs of $268,000.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or cash equivalents.

         MARKETABLE SECURITIES

         The Company's marketable securities are categorized as available-for-sale securities, as defined by the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The book values of accounts receivable, accounts payable, and other financial instruments approximate their fair values at December 31, 1997, 1998, and 1999 principally because of the short-term maturities of these instruments.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. The straight-line method of depreciation was adopted for property placed in service after September 30, 1997. Prior to September 30, 1997, an accelerated method was used. The difference between the accelerated method and the straight-line method was immaterial. The estimated useful lives are as follows:

         Furniture and fixtures             Five to seven years
         Equipment                          Three to seven years
         Leasehold improvements             Remaining life of lease

         LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of asset may not be recoverable. The Company uses the undiscounted future cash flow to determine if an impairment loss is to be recognized.

         WARRANTY COSTS

         The Company generally warranties its products for 90 days and provides for estimated warranty costs upon shipment of such products. Warranty costs have not been and are not anticipated to be significant.

         FOREIGN CURRENCY TRANSLATION

         The financial statements of eShare Europe are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets of eShare Europe are translated at the current rates of exchange at December 31. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in shareholders' equity. The Company has recognized foreign exchange gains (losses) of approximately $(20,000), and $(23,000) and 24,000 in 1997, 1998, and 1999, respectively.

         INCOME TAXES

         Prior to June 4, 1997, the Company and Inventions were organized as S corporations under the Internal Revenue Code and, therefore, were not subject to federal income taxes. The income or loss of the Company and Inventions was included in the shareholders' individual federal and state tax returns, and as such, no provision for income taxes was recorded in the accompanying consolidated statements of operations. The Company historically made distributions to cover the shareholders' anticipated tax liability.

         In connection with the Offering, the Company converted its U.S. taxable status from an S corporation to a C corporation, and accordingly, became subject to federal and state income taxes. Upon the conversion, the Company recognized a one-time benefit by recording deferred tax assets of $1,473,000.

         The accompanying financial statements prior to June 4, 1997 reflect a provision for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the years presented. The pro forma income tax provision has been computed by applying the Company's anticipated statutory tax rate to pretax income, adjusted for permanent tax differences and valuation allowances (Note 10).

         BASIC AND DILUTED NET EARNINGS PER SHARE

         Basic earnings per share and pro forma basic earnings per share are computed using net income or pro forma net income divided by the sum of
         (i) the weighted average number of shares of common stock outstanding ("Weighted Shares") for the period presented including the number of shares issued in the combination of the Company, eShare Europe, and Inventions discussed in Note 1 and (ii) for periods prior to the Offering, the number of shares pursuant to Staff Accounting Bulletin 1B.3 that at the assumed public offering price would yield proceeds in the amount necessary to pay the distribution to the majority stockholder as a result of the Offering that are not covered by the earnings for the year ("Distribution Shares").

         The only difference between basic and diluted net earnings per share is the result of the treasury stock method effect of common equivalent shares ("CESs"). Diluted earnings per share and pro forma diluted earnings per share are computed using net income or pro forma net income divided by the sum of (i) Weighted Shares, (ii) the Distribution Shares, and (iii) the treasury stock method effect of CESs outstanding of 1,151,000 and 1,316,000 for the years ended December 31, 1997 and 1998 respectively. The CESs for 1999 were antidilutive and not considered in the calculation of loss per share.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the year ending December 31, 2001. The adoption of this statement is not expected to have a significant impact on the Company's financial statements.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

         PREFERRED STOCK PREFERENCE

         Included in the results of operations for the year ended December 31, 1999 is a nonrecurring, non cash charge of $5.8 million which represents the difference between the estimated fair value of common stock of eShare.com, Inc. at February 19, 1999 and the purchase price of certain Series C preferred stock issued on that date. As part of the acquisition discussed below, the Series C preferred stock was converted to common stock.

2.       ACQUISITIONS

         On September 1, 1999, the Company completed the acquisition of eShare.com, Inc., a leading provider of real-time customer service and interactive communication solutions for e-commerce and online communities. The shareholders of eShare.com, Inc. received 6,050,000 shares of the Company's common stock. The new combined company was renamed eShare Technologies, Inc. on October 4, 1999. The acquisition was accounted for as a pooling of interests, therefore, all prior period amounts have been restated. A reconciliation between revenue and net income as previously reported and as restated follows:


                              FOR THE YEAR ENDED
                                  DECEMBER 31

                              1997           1998
                              ----           ----
                                 (In Thousands)

Revenue:
As previously reported      $ 65,790       $ 93,410
eShare                           730          3,671
                            --------       --------
As restated                 $ 66,520       $ 97,081
                            ========       ========

Net Income (loss):
As previously reported      $ 10,529       $ 11,685
eShare                        (4,713)        (3,145)
                            --------       --------
As restated                 $  5,816       $  8,540
                            ========       ========

         On June 15, 1999, the Company purchased smallwonder! softworks, Inc. of Leesburg, Virginia for $4.6 million in cash and a prospective earnout of up to an additional $3 million, based on achievement of certain defined criteria. During 1999, the Company did not pay out anything related to the earnout. The operations of smallwonders! softworks, Inc. are included in the accompany statements from June 15, 1999.

3.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes raw materials, labor, and overhead. Market is defined as replacement cost for work in progress and raw materials and net realizable value for finished goods. Inventories consist of the following at December 31, 1998 and 1999 (in thousands):

                       1998        1999
                       ----        ----

Raw materials         $  143      $  212
Work in progress          37         920
Finished goods         1,080         835
                      ------      ------
                      $1,260      $1,967
                      ======      ======

4.       INTANGIBLE ASSETS

         The Company allocated the intangible assets of approximately $4.7 million from the acquisition of smallwonder! softworks, Inc. to tradenames, workforce and goodwill. The intangible assets are being amortized over a five year period. Total amortization expense for the year ended December 31, 1999 was $542,000.

5.       ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1998 and 1999 include the following (in thousands):

                                         1998        1999
                                         ----        ----

Accrued salaries and wages             $ 4,935      $3,771
Other current liabilities                7,289         784
Accrued rent                               292         324
                                       -------      ------
                                       $12,516      $4,879
                                       =======      ======

6.       NOTES PAYABLE

         NOTES PAYABLE TO SHAREHOLDERS

         In 1997, the Company issued to a shareholder notes payable in the amount of $12,900,000 representing undistributed earnings through December 31, 1996. The note was paid to the shareholder in June 1997 with proceeds from the Company's initial public offering.

         Interest paid to the shareholder was $335,000 year ended December 31, 1997. No interest was paid in 1998 or 1999.

         NOTES PAYABLE TO BANK

         The Company had outstanding notes payable of approximately $420,000 and $215,000 as of December 31, 1998 and 1999, respectively. These notes are payable over 36 months and require the Company to maintain certain financial covenants. In August and September of 1998, the Company issued three 10% convertible notes due February 1, 1999 for an aggregate amount of $2,500,000. These notes were converted to equity in February of 1999 and are therefore classified as long term in the accompanying balance sheets. In February of 1999, the Company issued 10% convertible notes for an aggregate amount of $500,000. These notes were converted to equity in February of 1999.

7.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         At December 31, 1999, the future minimum operating lease payments (including leases with related parties) under noncancellable operating leases were as follows (in thousands):

                2000                                     $ 1,794
                2001                                       1,540
                2002                                       1,347
                2003                                       1,178
                Thereafter                                 7,137
                                                         -------
                Total future minimum lease payments      $12,996
                                                         =======

         The Company's leases are primarily for equipment and facilities. Total rental expense for operating leases was $859,000, $1,029,000, and $1,385,000 in 1997, 1998, and 1999, respectively.

         In August 1994, the Company entered into a lease agreement with an unrelated party to lease land and buildings commencing April 1994. The agreement provides for annual rentals of approximately $542,000 to $636,000 per year over a ten-year term. In November 1995, the Company's majority shareholder purchased the land and buildings and now rents them to the Company under the terms of the original lease. Rent expense paid to the shareholder was $554,000, $555,000 and $566,000 in 1997,
         1998, and 1999, respectively.

         In August 1999, the Company entered into a lease agreement with a related party to lease land and buildings commencing December 1999 for a new facility in the United Kingdom. The agreement provides for annual rentals of approximately $565,000 per year over a fifteen-year term. The Company expects to offset a portion of this cost by subletting two of the four floors under lease.

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


8.       STOCK OPTION PLANS

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

         On February 6, 1997, the Company approved the 1997 Stock Option Plan (the "1997 Plan") for which 1,350,000 shares of common stock were authorized for issuance, less any options issued under the 1992 Plan. In October of 1997, the Company increased the number of shares available under the 1997 Plan to 1,850,000. On May 11, 1998, the shareholders approved an amendment to the 1997 Plan whereby the number of shares of common stock available for issuance under the 1997 Plan will automatically be adjusted on the first day of each fiscal year, beginning with 1998, by a number of shares such that the total number of shares reserved for issuance under the 1997 Plan equals the sum of
         (i) the aggregate number of shares previously issued under the 1997 Plan and the 1992 Plan, (ii) the aggregate number of shares subject to then outstanding options granted under the 1997 Plan and the 1992 Plan, and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. Options are granted at the fair market value and are exercisable based on the specific terms of the grant up to ten years from the grant date. The options vest primarily over a four-year period subject to acceleration upon the achievement of certain performance measures.

         In 1997 and 1998, eShare.com, Inc. granted options at exercise prices below the fair market value on the date of grant. The excess of the fair value of the common stock over the exercise price was approximately $12,000 and $394,000, respectively, which was recorded as deferred compensation and was amortized over the vesting period. These options vested immediately upon the change in control of the Company on September 1, 1999.

         Activity for the 1992 Plan and 1997 Plan is as follows (number of shares in thousands):


                                                     OPTION

                                      OPTIONS         PRICE
                                      -------         -----

Outstanding at December 31, 1996         989       $0.43-$ 4.07
    Granted                              736       $0.43-$10.00
    Exercised                             --
    Forfeited/repurchased               (120)      $2.91-$10.00
                                      ------
Outstanding at December 31, 1997       1,605       $0.43-$10.00
    Granted                            1,287       $0.02-$14.50
    Exercised                           (103)
    Forfeited/repurchased               (534)      $0.43-$14.50
                                      ------
Outstanding at December 31, 1998       2,255       $0.02-$14.50
    Granted                            2,328       $0.43-$20.88
    Exercised                         (1,093)
    Forfeited/repurchased               (564)      $2.81-$20.88
                                      ------
Outstanding at December 31, 1999       2,926       $0.02-$20.88
                                      ======

         At December 31, 1999, options to purchase 135,623 shares were available for future grant and options were exercisable to purchase 913,000 shares, as discussed in the following table (number of shares in thousands):

                      NUMBER OF SHARES         WEIGHTED           NUMBER          WEIGHTED
                       OUTSTANDING AT           AVERAGE       EXERCISABLE AT       AVERAGE
 EXERCISE               DECEMBER 31,           EXERCISE        DECEMBER 31,       EXERCISE
  PRICES                    1999                 PRICE             1999              PRICE
 --------               ------------           --------        ------------        ---------

  $0.02-$3.00                 515                $0.91             494             $ 0.82
  $4.00-$4.00               1,060                 4.00              15               4.00
 $4.07-$10.00                 593                 8.02             282               7.44
$10.06-$20.00                 485                11.28             122              12.26
$20.88-$20.88                 273                20.88               0                  0
                            2,926                 7.05             913               4.45

         During, 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

         The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted assumptions used for grants in 1996, 1997, and 1998:

                                               1997              1998            1999
                                               ----              ----            ----

Risk-free interest rate                      5.7%-6.5%         4.0%-5.5%       4.3%-5.4%
Expected dividend yield                         --                --               --
Expected lives                               Five years        Five years      Five years
Expected volatility                          65%               65%             65%

         The total value of the options granted during the years ended December 31, 1997, 1998, and 1999 were computed as approximately $4,506,000, $8,592,000 and $13,978,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported earnings and pro forma earnings and net income per share and pro forma net income per share for the years ended December 31, 1997, 1998, and 1999 would have decreased in the following amounts (in thousands, except per share amounts):

                                                              Pro
                                                             Forma             Actual
                                                            -------      -------------------
                                                              1997         1998        1999
                                                              ----       ------      -------

Net income (loss) or pro forma net income (loss):
  As reported in the financial statements                   $ 2,898      $8,540      $(15,808)
  Pro forma in accordance with SFAS No. 123                   2,531       6,578       (24,306)
Basic earnings (loss) per share:
  As reported in the financial statements                   $  0.15      $ 0.42      $  (0.76)
  Pro forma in accordance with SFAS No. 123                    0.13        0.32         (1.17)
Diluted earnings (loss) per share:
  As reported in the financial statements                   $  0.14      $ 0.40      $  (0.76)
  Pro forma in accordance with SFAS No. 123                    0.12        0.30         (1.17)

9.       BENEFIT PLAN

         The Company has a defined contribution profit-sharing plan (the "Plan")for substantially all employees meeting the eligibility requirements as defined in the plan agreement. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions. Total contributions by the Company to the Plan were $429,000, $391,000, and $434,000 for the years ended December 31, 1997,
         1998, and 1999, respectively.

10.      INCOME TAXES

         In connection with the Offering, the Company converted from an S corporation to a C corporation and, accordingly, became subject to federal and state income taxes. eShare.com, Inc. incurred pretax losses in 1997, 1998 and 1999. The components of the total deferred tax assets as of December 31, 1998, and 1999 are as follows (in thousands):


                                                     1998          1999
                                                     ----          ----

Deferred tax assets and liabilities
   Deferred revenue                                 $ 1,866       $ 1,930
   Net operating loss carryforwards                   3,000         4,923
   Accrued liabilities                                  643           527
   Allowance for doubtful accounts                      840         1,020
   Foreign tax credits                                   --           561
   Depreciation                                          (4)           40
   Inventory                                            394           366
                                                    -------       -------
                 Total deferred tax assets            6,739         9,367
                                                    -------       -------
Valuation allowance                                  (3,008)       (4,446)
                                                    -------       -------
                 Total net deferred tax assets      $ 3,731       $ 4,921
                                                    =======       =======

         The following summarizes the components of the income tax provision for the years ended December 31, 1997, 1998, and 1999 (in thousands):


                                Pro Forma      ------ACTUAL-------
                                  1997         1998          1999
                                  ----         ----          ----

Current domestic taxes:
    Federal                      $2,803      $ 6,304       $(1,136)
    State                           329          552          (327)
Foreign taxes                       109        1,143         1,576
Deferred taxes                    1,228       (1,423)       (1,190)
                                 ------      -------       -------
              Tax provision      $4,469      $ 6,576       $(1,077)
                                 ======      =======       =======



         A reconciliation from the federal statutory rate to the tax provision (benefit) for the years ended December 31, 1997, 1998, and 1999 is as follows:

                                                     Pro Forma     ------ACTUAL----
                                                       1997        1998        1999
                                                       ----        ----        ----

Statutory federal tax rate                            34.0%       35.0%      (35.0)%
State income taxes, net of federal tax benefit         4.0         2.4        (3.0)
Foreign operations                                    (1.2)       (0.8)       30.6
Valuation allowance                                    0.2        (0.6)       --
Other                                                 23.7         7.3        (2.3)
                                                      ----        ----        ----
              Effective tax rate                      60.7%       43.3%       (9.7)%
                                                      ====        ====        ====

         As of December 31, 1999, the Company has net operating loss carryforwards of approximately $12,800,000 which expire through 2019. At December 31, 1999, the Company has established a valuation allowance against its net deferred tax assets since a significant portion of these tax loss carryforwards may be subject to substantial annual limitations under the change in stock ownership imposed by Internal Revenue Code Section 382.


11.      CONCENTRATION OF CREDIT RISK

         Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets for which the Company's services are provided as well as their dispersion across many different geographic areas. As a result, as of December 31, 1998 and 1999, the Company did not consider itself to have any significant concentrations of credit risk. During 1998, only CitiGroup, at 13.1%, accounted for greater than 10% of total revenues. During 1999, only First USA Bank, at 11.0%, accounted for greater than 10% of total revenues. In 1997, 1998, and 1999, the Company's five largest customers accounted for approximately 27.9%, 23.2% and 28.2%, respectively, of total revenues. These sales were predominantly to customers in the financial services industry. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenues in any particular period for the foreseeable future.

12.      SEGMENT INFORMATION

         The Company is a multinational business operating in two segments. The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance. The reportable business segments are telephony and internet. The results of these segments are as follows (in thousands):

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                   1997            1998            1999
                                                   ----            ----            ----
       Revenues:
            Telephony                            $ 65,790       $ 93,410       $ 85,887
            Internet                                  730          3,671          8,968
                                                 --------       --------       --------
        Total Revenues                           $ 66,520       $ 97,081       $ 94,855

       Income (Loss) from operations:
         Telephony                               $ 11,417       $ 17,065       $ (5,361)
         Internet                                  (4,467)        (3,016)        (6,430)
                                                 --------       --------       --------
       Total income (loss) from operations:      $  6,950       $ 14,049       $(11,791)

       Depreciation & amortization:
         Telephony                               $  1,279       $  2,212       $  2,775
         Internet                                     537            251            345
                                                 --------       --------       --------
       Total depreciation & amortization:        $  1,816       $  2,463       $  3,120

       Deferred compensation expense:
         Telephony                               $     --       $     --       $     --
         Internet                                      --             --          2,271
                                                 --------       --------       --------
       Total deferred compensation expense:      $     --       $     --       $  2,271

         The following represents total revenues and long-lived assets of the Company based on geographic location representing over 10% of the combined totals for the years ended December 31, 1997, 1998, and 1999:


                                     FOR THE YEAR ENDED DECEMBER 31,
                                     1997         1998         1999
                                     ----         ----         ----
       United States:
            Total revenues         $54,424      $73,960      $64,784
            Long-lived assets        5,549        7,608       10,494
       Europe:
            Total revenues           7,347        9,939       14,350
            Long-lived assets          131          234          435
       Latin America:
            Total revenues           2,346        7,381       10,580
            Long-lived assets           90           58           33
       Other:
            Total revenues           2,403        5,801        5,141
            Long-lived assets            0            1            1


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1999 fiscal year ended December 31, 1999 under the heading "Election of Directors". Certain information regarding directors and executive officers of the Company is included in Part I,
Item 1 of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1999 fiscal year ended December 31, 1999 under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1999 fiscal year ended December 31, 1999 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

         The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1999 fiscal year ended December 31, 1999 under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  See the index to Consolidated Financial Statements on page 20 for a list of the financial statements and supplementary data filed herewith.

         2.       Financial Statement Schedule

                  (i) The following Financial Statement Schedule of eShare Technologies, Inc. for the Years Ended December 31, 1999, 1998 and 1997 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of eShare Technologies, Inc.

                            ESHARE TECHNOLOGIES, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT     CHARGED TO                      BALANCE AT
                                          BEGINNING OF    COSTS AND                         END OF
                                              YEAR         EXPENSES       DEDUCTIONS         YEAR
                                          ------------    ----------      ----------      ----------
1997:
Allowance for doubtful accounts ....      $  494,000      $1,152,000      $  760,000      $  886,000
Allowance for inventory obsolescence      $  485,000      $  986,000      $  596,000      $  875,000
1998:
Allowance for doubtful accounts ....      $  886,000      $1,837,000      $  123,000      $2,600,000
Allowance for inventory obsolescence      $  875,000      $  922,000      $  840,000      $  957,000
1999:
Allowance for doubtful accounts ....      $2,600,000      $1,902,000      $1,488,000      $3,014,000
Allowance for inventory obsolescence      $  957,000      $  712,000      $  593,000      $1,076,000

                  (ii) Report of Independent Public Accountants on Financial Statement Schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To eShare Technologies, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of eShare Technologies, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 15, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 15, 2000

         (b)      Reports on Form 8-K Filed during the Fourth Quarter of 1999.

                  (i) Reports on Form 8-K with respect to historical effect on financial statements of a pooling of interests basis of the acquisition by eShare of eShare.com on September 1, 1999, as filed December 20, 1999.

         (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

                             EXHIBIT
                             NUMBER                                 DESCRIPTION
                             -------                                -----------

                              3.1       --  Amended and Restated Articles of Incorporation of the Company
                                            (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File
                                            No. 333-22855) filed March 28, 1997).

                              3.2       --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the
                                            Company's Registration Statement on Form S-1 (File No. 333-22855)
                                            filed March 28, 1997).

                              4.1       --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
                                            Restated Articles of Incorporation and Amended and Restated Bylaws of
                                            the Company defining rights of the holders of Common
                                            Stock of the Company.

                              4.2       --  Specimen Stock Certificate (incorporated by reference to
                                            Exhibit 4.2 to the Company's Registration Statement on Form S-1
                                            (File No. 333-22855) filed March 6, 1997).

                             10.1       --  Lease Agreement between the Company and 5051 Peachtree Corners
                                            Circle, L.L.C. (incorporated by reference to Exhibit 10.1 to the
                                            Company's Registration Statement on Form S-1 (File No. 333-22855) filed on March 6, 1997).

                             10.2       --  Lease Agreement between eShare Technologies Limited (formerly
                                            Melita Europe Limited )and Melita House Inc. dated August 15, 1999.

                             10.3       --  1992 Stock Option Plan effective June 4, 1992, as amended March 1,
                                            1997 (incorporated by reference to Exhibit 10.2 to the Company's
                                            Registration Statement on Form S-1 (File No. 333-22855) filed on March
                                            6, 1997).

                             10.3       --  1997 Stock Option Plan effective February 6, 1997, as amended October
                                            21, 1997 (incorporated by reference to Exhibit 10.3 to the Company's
                                            Annual Report on Form 10-K (File No. 0-22317) filed on March 31, 1998).

                             10.4       --  Employee Stock Purchase Plan adopted March 1, 1997 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's
                                            Registration Statement on Form S-1 (File No. 333-22855) filed March 28,
                                            1997).

                             10.5       --  401(k) Profit Sharing Plan as amended effective January 1, 1993
                                            (incorporated by reference to Exhibit 10.5 filed to the Company's
                                            Registration Statement on Form S-1 (File 333-22855)
                                            filed March 6, 1997).

                             10.6       --  Employment Agreement between the Company and Aleksander
                                            Szlam dated March 5, 1997 (incorporated by reference to Exhibit
                                            10.6 to Amendment No. 1 to the Company's Registration Statement
                                            on Form S-1 (File 333-22855) filed March 28, 1997).

                             10.7       --  Form of Tax Indemnification Agreement between the Company and certain shareholders of the Company (incorporated by reference to
                                            Exhibit 10.8 to the Company's Registration Statement on Form S-1
                                            (File 333-22855) filed March 6, 1997).


                             10.8       --  Form of Tax Indemnification Agreement between Inventions, Inc.
                                            and certain shareholders of Inventions, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Registration
                                            Statement on Form S-1 (File 333-22855) filed March 6, 1997).

                             10.9       --  Employment Agreement of George Landgrebe dated December 16, 1999, as amended.

                             21.1       --  List of Subsidiaries of the Company.

                             23.1       --  Consent of Arthur Andersen LLP.

                             23.2       --  Report of Independent Auditors.

                             23.3       --  Consent of KPMG LLP.

                             27.1       --  Financial Data Schedule (SEC use only).

                             99.1       --  Private Securities Litigation Reform Act of 1995 Safe Harbor
                                            Compliance Statement for Forward-Looking Statements

                                   SIGNATURES

         Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ESHARE TECHNOLOGIES, INC.

                                        By:  /s/ ALEKSANDER SZLAM
                                             -------------------------
                                               Aleksander Szlam
                                             Chairman of the Board and
                                             Chief Executive Officer

March 30, 2000

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

                   SIGNATURE                                TITLE                               DATE
                   ---------                                -----                               ----


              /s/ ALEKSANDER SZLAM                Chairman of the Board and                 March 30, 2000
--------------------------------------------      Chief Executive Officer
                Aleksander Szlam                    (Principal Executive
                                                     Officer)

                 /s/ JAMES TITO                   Vice Chairman of the Board and            March 30, 2000
--------------------------------------------      President
                   James Tito

            /s/ GEORGE W. LANDGREBE               Chief Operating Officer,  Vice            March 30, 2000
--------------------------------------------      President, Administration and
                George w. Landgrebe                 Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

            /s/ ANDREW J. FILIPOWSKI              Director                                  March 30, 2000
--------------------------------------------
              Andrew J. Filipowski

              /s/ DONALD L. HOUSE                 Director                                  March 30, 2000
--------------------------------------------
                Donald L. House