Form 10-Q
period 2000-03-31
ESHARE TECHNOLOGIES INC/GA
filed 2000-05-15
CIK 1034956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _________________.


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of May 4, 2,000 21,759,637 shares.

                         PART 1 - FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                       3


Unaudited Consolidated Statements of Operations for the three                                          4
months ended March 31, 2000 and 1999


Unaudited Consolidated Statement of Cash Flows for the three months ended March                        5
31, 2000 and 1999

Notes to Consolidated Financial Statements                                                             6


Item 2. Management's Discussion and Analysis of Financial Condition and                               10
         Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    13


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            14

Item 2.  Changes in Securities                                                                        14

Item 3.  Defaults Upon Senior Securities                                                              14

Item 4.  Submission of Matters to a Vote of Security Holders                                          14

Item 5.  Other Information                                                                            14

Item 6.  Exhibits                                                                                     14

Signatures                                                                                            15

                            ESHARE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)

                                                                                             March 31,      December 31,
                                                                                               2000            1999(A)
                                                                                             --------       ------------

                                                 ASSETS

Current assets:
   Cash and cash equivalents                                                                 $ 15,239         $ 14,873
   Accounts receivable, net of allowance for doubtful
   accounts of $2,504 at March 31, 2000 and $3,014 at December 31, 1999                        38,987           32,863
   Inventories                                                                                  1,924            1,967
   Deferred taxes                                                                               4,921            4,921
   Prepaid expenses and other                                                                     652              612
                                                                                             --------         --------
      Total current assets                                                                     61,723           55,236

Property and equipment, net of accumulated depreciation                                        10,771           10,963
Other assets                                                                                      127               98
Intangible assets, net                                                                          4,012            4,254
                                                                                             --------         --------
      Total assets                                                                           $ 76,633         $ 70,551
                                                                                             ========         ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                          $  2,870         $  3,343
   Accrued liabilities                                                                          8,547            4,879
   Deferred revenue                                                                            10,355            8,265
   Other current liabilities                                                                      641               12
   Current portion of notes payable                                                               108              141
                                                                                             --------         --------
      Total current liabilities                                                                22,521           16,640

Notes payable, excluding current portion                                                           59               74

Stockholders' Equity Common Stock, no par value, 100,000,000 shares authorized 21,735,420 issued and outstanding at March
    31, 2000 and 21,386,714 issued and outstanding at December 31, 1999                            69               69
    Additional paid-in capital                                                                 60,932           59,505
    Accumulated other comprehensive income                                                       (416)             (28)
    Retained earnings                                                                          (6,532)          (5,709)
                                                                                             --------         --------
Total stockholders' equity                                                                     54,053           53,837
                                                                                             --------         --------
Total liabilities and stockholders' equity                                                   $ 76,633         $ 70,551
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

                            ESHARE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for per share amounts)
                                   (unaudited)

                                                          For the three months ended
                                                                  March 31,
                                                            2000           1999(A)
                                                          --------         --------
Net revenues:
    Product                                               $ 12,667         $ 21,111
    Service                                                  7,789            7,995
                                                          --------         --------
       Total revenues                                       20,456           29,106

Cost of revenues:
    Product                                                  2,852            6,191
    Service                                                  4,160            4,019
                                                          --------         --------
       Total cost of revenues                                7,012           10,210
                                                          --------         --------

Gross margin                                                13,444           18,896
Operating expenses:
    Research and development                                 2,675            3,464
    Selling, general and
      administrative                                        12,166           11,210
                                                          --------         --------
       Total operating expenses                             14,841           14,674
                                                          --------         --------

(Loss) Income from operations                               (1,397)           4,222
Other income, net                                              113              239
                                                          --------         --------
(Loss) Income before income taxes                           (1,284)           4,461

Income tax (benefit) provision                                (462)           1,987
                                                          --------         --------
Net (loss) income after income tax                            (822)           2,474
Preferred stock preference                                      --           (5,850)
                                                          --------         --------
Loss applicable to common shareholders                    $   (822)        $ (3,376)
                                                          ========         ========


Net (loss) income per share
    Basic                                                 $  (0.04)        $  (0.16)
                                                          ========         ========
    Diluted                                               $  (0.04)        $  (0.16)
                                                          ========         ========
Weighted average common and common
    equivalent shares
    Basic                                                   21,435           20,567
    Diluted                                                 21,435           20,567


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

                            ESHARE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000       1999(A)
                                                              ---------   ---------
Cash used by operating activities:
  Net Loss                                                     $  (822)    $(3,376)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Preferred stock preference                                     --       5,850
     Depreciation & amortization                                 1,205         658
     Non cash financing charges                                     --          16
     Deferred interest expense                                      --          38
     Non cash compensation expense                                  --          94
   Changes in assets and liabilities:
      Inventories                                                   43         818
      Accounts receivable net                                   (6,124)     (4,763)
      Prepaid expenses & other current assets                      (40)        (52)
      Deferred revenue                                           2,090       1,574
      Accounts payable & accrued expenses                        3,195         (47)
      Customer deposits                                            629         408
      Current portion of long term debt                             33          --
      Other assets                                                 (29)        (59)
                                                               -------     -------
          Total adjustments                                      1,002       4,535
                                                               -------     -------
Net cash provided by operating activities                          180       1,159
Cash flows from investing activities
  Purchases of property & equipment                               (779)     (1,041)
  Proceeds from sale of marketable securities                    4,420        (211)
                                                               -------     -------
Net cash provided (used) by investing activities                 3,641      (1,252)
Cash flows from financing activities
  Issuance of convertible notes                                     --         500
  Deferred offering cost                                           (35)         --
  Net proceeds from issuance of common stock                     1,403       4,709
  Repayment of debt                                                (15)        (49)
                                                               -------     -------
Net cash provided by financing activities                        1,353       5,160
  Effect of foreign currency translation                          (388)         --
Net increase/decrease in cash & cash equivalents                 4,786       5,067
Cash & cash equivalents at the beginning of the period           3,558       8,027
                                                               -------     -------
Cash & cash equivalents at the end of the period                 8,344      13,094
Short term investments                                           6,895      22,917
                                                               -------     -------
Cash, cash equivalents & marketable securities                 $15,239     $36,011
                                                               =======     =======
Supplemental disclosures of cash flow information:
     Income taxes paid                                         $    11     $ 1,261
                                                               =======     =======

The accompanying notes are an integral part of these consolidated statements.

(A) Amounts have been restated to reflect the acquisition of eShare.com which was accounted for using the pooling-of-interest method (see Note 1).

                            ESHARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollar and share amounts in thousands)
                                   (unaudited)


1.  Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and 1999. The interim results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1999, as filed in its Annual Report on Form 10-K.

On September 1, 1999, the Company acquired eShare Technologies, Inc., a Delaware corporation ("eShare.com") for 6,050 shares of its common stock. The acquisition was accounted for using the pooling-of-interests method of accounting and accordingly, all prior period financial statements have been restated to reflect that the acquisition had been completed as of the start of each period.

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

4.  Acquisitions

a.  eShare.com
On September 1, 1999, the Company acquired eShare.com for 6,050 shares of common stock. The acquisition was accounted for using the pooling-of-interests method of accounting and accordingly, all prior period financial statements have been restated to reflect that the acquisition had been completed as of the start of each period.

b.  smallwonder! softworks, Inc.
On June 15,1999, the Company acquired smallwonder!softworks, Inc.
("smallwonder") for $4,600 in cash and a prospective earnout of up to an additional $1,000, based on achievement of certain defined criteria. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of net assets acquired of $4,759 is being amortized over 5 years.

5.  Preferred Stock Preference

Included in results of operations for the three months ended March 31, 1999, is a non-recurring, non-cash charge of $5,850 which represents the difference between the estimated fair value of common stock of eShare.com at February 19, 1999 and the purchase price of certain Series C Preferred Stock issued on that date. As part of the acquisition, the Series C Preferred Stock was converted to common stock.

6.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:

                                                   March 31, 2000  December 31, 1999
                                                   --------------  -----------------
        Raw materials                                 $    158         $    212
        Work in process                                  1,090              920
        Finished goods                                     676              835
                                                      --------         --------
        Total inventories                             $  1,924         $  1,967
                                                      ========         ========

7.  Loss per share

Net loss per share is computed using the weighted-average number of common stock and diluted common stock equivalents ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. CSE's are not included in periods where they are antidilutive.

The following table presents the components of diluted weighted average shares outstanding.

                                                                                 For the three months ended March 31,
                                                                                      2000                  1999
                                                                                    --------              --------

         Weighted average shares outstanding
              Basic weighted average shares outstanding                                21,435                  20,567
              Weighted average common equivalent shares                                    --                      --
                                                                                     --------                --------
              Diluted weighted average shares outstanding                              21,435                  20,567
                                                                                     ========                ========


8.  Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The changes in the components of other comprehensive income are reported as follows (in thousands):

                                                                                   For the three months ended March 31,
                                                                                       2000                   1999
                                                                                     --------                --------

         Net loss as reported                                                        $   (822)               $ (3,376)
                                                                                     ========                ========

         Other comprehensive income:
              Foreign currency translation                                           $   (406)               $     24
              Unrealized gains (losses) on securities, net                                 18                     (50)
                                                                                     --------                --------


         Other comprehensive income                                                  $   (388)               $    (26)
                                                                                     ========                ========


9.  Segment Information

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

                                                                                   For the three months ended March 31,
                                                                                       2000                   1999
                                                                                     --------                --------
         Revenues:
             Telephony                                                                 16,334                  27,544
             Internet                                                                   4,122                   1,562
                                                                                     --------                --------
                Total Revenues                                                         20,456                  29,106
         Income (loss) from operations:
             Telephony                                                                   (564)                  5,230
             Internet                                                                    (833)                 (1,008)
                                                                                     --------                --------
                Total income (loss) from operations                                    (1,397)                  4,222
         Depreciation & amortization

             Telephony                                                                  1,095                     584
             Internet                                                                     110                      74
                                                                                     --------                --------
                Total depreciation & amortization                                       1,205                     658
         Deferred compensation expense:
             Telephony                                                                     --                      --
             Internet                                                                      --                      94
                                                                                     --------                --------
                Total deferred compensation expense                                        --                      94


         The following represents total revenues and long-lived assets of the Company based on geographic location representing over 10% of the combined totals for the three months ended March 31, 2000 and 1999:

                                                 For the three months ended March 31,
                                                    2000                    1999
                                                   ------                  ------
         United States:
             Total revenues                        16,578                  20,834
             Long-lived assets                     10,363                   7,962
         Europe:
             Total revenues                         2,640                   3,202
             Long-lived assets                        382                     256
         Mexico/Latin America:
             Total revenues                           626                   3,386
             Long-lived assets                         25                      64
         Other:
             Total revenues                           612                   1,684
             Long-lived assets                          1                       2

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar and share amounts in thousands)

Overview

eShare Technologies, Inc., f/k/a Melita International Corporation (the "Company"), along with its recently acquired wholly-owned subsidiaries; eShare Technologies, Inc. ("eShare.com") and smallwonder! softworks, Inc. ("smallwonder"), is a leading provider of unified web and telephony customer communications solutions for customer contact centers, e-commerce and online communities.

On September 1, 1999, the Company acquired eShare.com for 6,050 shares of common stock. The acquisition was accounted for using the pooling-of-interests method of accounting and accordingly, all prior period financial information has been restated to reflect that the acquisition had been completed as of the start of each period presented.

On June 15, 1999, the Company acquired smallwonder, for $4,600 in cash and a prospective earnout of an additional $1,000, based on achievement of certain defined criteria. The acquisition was accounted for utilizing the purchase method of accounting and accordingly, results have been included from the date of the acquisition. The excess of the cost over the fair value of net assets acquired of $4,759 is being amortized over 5 years.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward looking statements. A discussion of certain risk factors that may cause actual results to differ from these forward-looking statements can be found in Exhibit 99.1 to eShare Technologies' Annual Report on Form 10-K for the period ended December 31, 1999, on file with the SEC.

Results of Operations

Revenues

         Product. For the three months ended March 31, 2000, product revenues decreased $8,444 or 40.0% to $12,667 from $21,111 in the comparable prior year period. Revenues from the Company's telephony products decreased $10,597, or 53.4%, to $9,231 principally due to continued slowdowns in purchasing and ongoing pricing pressures within the call center industry. This reduction was partially offset by an increase in Internet product revenues of $2,153, an increase of 167.8%, to $3,436 resulting from increased market acceptance of our Internet customer interaction products.

         Service. Service revenues decreased by $206, or 2.6% to $7,789 for the three months ended March 31, 2000 from $7,995 in the comparable prior year period. The decline resulted from a decrease in installation and training revenue as a result of reduced product sales in telephony products, partially offset by increases in consulting services and hosting revenues.

Cost of Revenues

         Product The cost of product revenues include the cost of material, personnel-related cost for product assembly, fees paid to third parties for outsourced product assembly and, in certain instances, the cost of sublicensing third-party software. Cost of product revenues for the three months ended March 31, 2000 decreased to $2,852 or 22.5% from $6,191 or 29.3% of related product revenues in the comparable prior year period. This decrease in absolute dollars in the cost of product revenues was due to the decline in telephony product revenues. This decrease as a percentage of product revenues was a result of a higher percentage of Internet products in total product revenues from the prior year. Cost of revenues for Internet products is much lower than telephony products due to the fact that they do not include related hardware. The decrease also reflects a higher software content in our telephony products.

         Service The cost of service revenues primarily consist of employee-related costs for customer support, consulting and field service personnel and fees paid to third parties for installation services and post installation hardware maintenance services. Cost of service revenues increased to $4,160 or 53.4% of the related service revenues for the three months ended March 31, 2000 from $4,019 or 50.3% of related service revenues for the comparable prior year period. The increase in absolute dollars related to the addition of personnel to support our expanding customer base. The increase as a percentage of service revenues was due to the decline in related revenues.

         Operating Expenses

         Engineering, research and development Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with Internet and telephony software development. Also included are outside contractor costs for development projects. Engineering, research and development costs decreased to $2,675, or 13.1% of total revenues for the three months ended March 31, 2000 from $3,464, or 11.9% of total revenues in the comparable prior year period. The decrease resulted primarily from a reduced labor force in our telephony development efforts partially offset by increases in our Internet development efforts. The increase as a percentage of total revenues was primarily a factor of reduced telephony product revenues. The Company intends to continue to invest heavily in product development activities, especially for our Internet solutions. As a result, the Company expects that engineering, research and development costs will increase in the future.

         Selling, general and administrative Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. Selling, general and administrative costs increased to $12,166, or 59.5% of revenues for the three month period ended March 31, 2000 from $11,210, or 38.5% of revenues in the comparable prior year period. This increase is primarily related to the expansion of our sales and marketing resources and increased levels of marketing activities. The Company intends to continue expanding our sales, marketing and sales support operations principally related to our Internet products and the introduction of our customer interaction management suite of products. As a result, the Company expects selling, general and administrative costs will increase in the future.

         Other Income (Expense), Net Other income (expense), net decreased to $113 for the three month period ended March 31, 2000 from $239 for the comparable prior year period. These decreases resulted from reduced interest income earned on lower average investments in marketable securities.

         Income Tax Provision (Benefit) For the three months ended March 31, 2000, the Company recorded a tax benefit of $0.5 million as compared to a tax provision of $2.0 million for the three months ended March 31, 1999.


FINANCIAL CONDITION

         Total assets as of March 31, 2000, were $76,633, an increase over total assets of $70,551 at December 31, 1999. This increase is primarily due to an increase in cash and accounts receivable.

         Current liabilities were $22,521 at March 31, 2000, up from $16,640 at December 31, 1999. This increase is due primarily to an increase in accrued liabilities which was impacted by the receipt of a $3.2 million refund of estimated taxes in the first quarter of 2000 and an increase in deferred revenues.



LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had $15,239 in cash, cash equivalents and marketable securities, compared to $14,873 as of December 31, 1999. The increase in cash is primarily due to the receipt of a refund of estimated taxes of $3.2 million and partially offset by an increase in accounts receivable. Cash provided by investing activities included the sale of $4,420 of marketable securities, offset by purchases of property and equipment of $779. Net cash provided by financing activities of $1,353 was primarily due to the proceeds of issuance of common stock through the company sponsored option program and employee stock purchase plan. The Company's working capital was $39,202 for the period ending March 31, 2000 as compared to $38,596 for period ending December 31, 1999. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

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

ITEM 3.  Quantitative and Qualitative Disclaimers About Market Risk.

Foreign Exchange

         During the three months ended March 31, 2000, total revenues for the Company's international operations were approximately 19.0% of the Company's total revenues for all operations.

         The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the first quarter of 2000 was not material.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at March 31, 2000 was approximately 3.84% based on predominately tax free instruments. The fair value of securities held at March 31, 2000 was $6.9 million.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         Many of the Company's installations involve products that are critical to the operations of its clients' businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances. The Company is not currently party to any material legal proceedings.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.
         None

Item 6.  Exhibits.

(a)      Exhibit 10.1      Lease Agreement between the Company and Heartland Associates dated March 31, 2000.
(b)      Exhibit 27        Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            ESHARE TECHNOLOGIES, INC.

Date:  May 15, 2000         By: /s/ Aleksander Szlam
                                --------------------
                                    Aleksander Szlam
                                   Chairman and Chief Executive Officer

Date:  May 15, 2000         By:  /s/ George Landgrebe
                                 ---------------------
                                     George Landgrebe
                                     Vice President, Administration and
                                     Chief Financial Officer