Form 10-Q
period 2000-06-30
ESHARE COMMUNICATIONS INC
filed 2000-08-11
CIK 1034956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________.


Commission file number     0-22317
                           -------


                           ESHARE COMMUNICATIONS, INC.
                      (formerly ESHARE TECHNOLOGIES, INC.)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of August 8, 2000: 21,797,260 shares.

                         PART 1 - FINANCIAL INFORMATION


                                                                                                     Page
                                                                                                     ----

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.                      3

Unaudited Consolidated Statements of Operations for the three months and six months ended June        4
     30, 2000 and 1999.

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2000                5
     and 1999.

Notes to Consolidated Financial Statements.                                                           6

Item 2. Management's Discussion and Analysis of Financial Condition and                              10
     Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.                                  13


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           14

Item 2.  Changes in Securities                                                                       14

Item 3.  Defaults Upon Senior Securities                                                             14

Item 4.  Submission of Matters to a Vote of Security Holders                                         14

Item 5.  Other Information                                                                           14

Item 6.  Exhibits                                                                                    14

Signatures                                                                                           15

                           ESHARE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)


                                                                                     June 30,   December 31,
                                                                                       2000         1999
                                                                                     --------   ------------

                                                   ASSETS

Current assets:
   Cash and cash equivalents                                                         $ 15,135     $ 14,873
   Accounts receivable, net of allowance for doubtful
   Accounts of $2,676 at June 30, 2000 and $3,014 at December 31, 1999                 37,293       32,863
   Inventories                                                                          1,508        1,967
   Deferred taxes                                                                       5,533        4,921
   Prepaid expenses and other                                                           4,199          612
                                                                                     --------     --------
      Total current assets                                                             63,668       55,236

Property and equipment, net of accumulated depreciation                                10,708       10,963
Other assets                                                                              184           98
Intangible assets, net                                                                  3,742        4,254
                                                                                     --------     --------
      Total assets                                                                   $ 78,302     $ 70,551
                                                                                     ========     ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $  3,665     $  3,343
   Accrued liabilities                                                                  8,709        4,879
   Deferred revenue                                                                    12,085        8,265
   Other current liabilities                                                              613           12
   Current portion of notes payable                                                         2          141
                                                                                     --------     --------
      Total current liabilities                                                        25,074       16,640

Notes payable, excluding current portion                                                   --           74

Stockholders' Equity
   Common Stock, no par value, 100,000,000 shares authorized
   21,763,917 issued and outstanding at June 30, 2000 and 21,386,714 issued and
     outstanding at December 31, 1999                                                      69           69
   Additional paid-in capital                                                          61,657       59,505
   Accumulated other comprehensive income (loss)                                         (731)         (28)

   Accumulated deficit                                                                 (7,767)      (5,709)
                                                                                      --------     -------
Total stockholders' equity                                                             53,228       53,837
                                                                                      --------     -------
Total liabilities and stockholders' equity                                           $ 78,302     $ 70,551
                                                                                      ========     =======


The accompanying notes are an integral part of these consolidated statements.

                           ESHARE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for per share amounts)
                                   (unaudited)


                                           For the three months ended    For the six months ended
                                                     June 30,                    June 30,
                                               2000         1999(A)         2000         1999(A)
                                             --------      --------       --------      --------
Net revenues:
    Product                                  $ 13,200      $ 18,396       $ 25,867      $ 39,507
    Service                                     8,101         8,500         15,890        16,495
                                             --------      --------       --------      --------
       Total revenues                          21,301        26,896         41,757        56,002

Cost of revenues:
    Product                                     2,634         5,338          5,487        11,529
    Service                                     4,823         4,250          8,982         8,268
                                             --------      --------       --------      --------
       Total cost of revenues                   7,457         9,588         14,469        19,797
                                             --------      --------       --------      --------

Gross margin                                   13,844        17,308         27,288        36,205
Operating expenses:
  Research and development                      2,589         3,435          5,264         6,899
  Selling, general and administrative          13,323        12,116         25,489        23,327
                                             --------      --------       --------      --------
       Total operating expenses                15,912        15,551         30,753        30,226
                                             --------      --------       --------      --------

(Loss) income from operations                  (2,068)        1,757         (3,465)        5,979
Other income, net                                 138           228            250           467
                                             --------      --------       --------      --------
(Loss) income before income taxes              (1,930)        1,985         (3,215)        6,446

Income tax (benefit) provision                   (695)        1,421         (1,157)        3,408
                                             --------      --------       --------      --------
Net (loss) income after income tax             (1,235)          564         (2,058)        3,038
Preferred stock preference                         --            --             --        (5,850)
                                             --------      --------       --------      --------
Loss applicable to common shareholders       $ (1,235)     $    564       $ (2,058)     $ (2,812)
                                             ========      ========       ========      ========

Net (loss) income per share
    Basic                                    $  (0.06)     $   0.03       $  (0.10)     $  (0.14)
                                             ========      ========       ========      ========
    Diluted                                  $  (0.06)     $   0.03       $  (0.10)     $  (0.14)
                                             ========      ========       ========      ========
Weighted average common and common
    Equivalent shares
    Basic                                      21,756        20,719         21,595        20,643
    Diluted                                    21,756        22,053         21,595        20,643


The accompanying notes are an integral part of these consolidated statements.

(A) Amounts have been restated to reflect the acquisition of eShare.com, Inc. which was accounted for using the pooling-of-interest method (see Note 1).

                           ESHARE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          For the six months ended
                                                                                  June 30,
                                                                             2000         1999(A)
                                                                           --------      --------
Cash used by operating activities:
  Net loss                                                                 $ (2,058)     $ (2,812)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Preferred stock preference                                                                5,850
  Depreciation and amortization                                               2,507         1,041
  Non cash financing charges                                                    (69)           17
  Deferred interest expense                                                      --            31
  Non cash compensation expense                                                  25           198
  Changes in assets and liabilities:
     Accounts receivable, net                                                (4,430)       (9,410)
     Inventories                                                                459           335
     Prepaid expenses and other assets                                       (3,587)           62
     Accounts payable and accrued expenses                                    4,152          (151)
     Deferred revenue                                                         3,820         2,275
     Customer deposits                                                          601            12
     Current portion of long term debt                                         (139)           (9)
     Other, net                                                                 (86)         (363)
                                                                           --------      --------

         Total adjustments                                                    3,253          (112)
                                                                           --------      --------
         Net cash provided by operating activities                            1,195        (2,924)

Cash flows from investing activities:
  Purchases of property and equipment                                        (1,770)       (2,222)
  Proceeds from sale of marketable securities                                 4,500         6,000
                                                                           --------      --------
         Net cash  provided by (used in) investing activities                 2,730         3,778

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                  1,453         1,464
  Repayment of debt                                                             (74)          (93)
                                                                           --------      --------
         Net cash provided by financing activities                            1,379         1,371

         Effect of foreign currency translation                                (703)          (24)

Net change in cash and cash equivalents                                       4,601         2,201

Cash and cash equivalents, beginning of period                                3,558         8,027
                                                                           --------      --------

Cash and cash equivalents, end of period                                      8,159        10,228
Marketable securities                                                         6,976        17,116
                                                                           --------      --------
Cash, cash equivalents and marketable securities                           $ 15,135      $ 27,344
                                                                           ========      ========

Supplemental Disclosures of Cash Flow Information:
      Income taxes paid                                                    $     11      $  1,390
                                                                           ========      ========


The accompanying notes are an integral part of these consolidated statements.

(A) Amounts have been restated to reflect the acquisition of eShare.com, Inc. which was accounted for using the pooling-of-interest method (see Note 1).

                           ESHARE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollar and share amounts in thousands)
                                   (unaudited)


1.       Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and 1999. The interim results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1999, as filed in its Annual Report on Form 10-K.

On September 1, 1999, the Company acquired eShare Technologies, Inc., a Delaware corporation ("eShare.com") for 6,050 shares of its common stock. The acquisition was accounted for using the pooling-of-interest method of accounting and accordingly, all prior period financial statements have been restated to reflect that the acquisition had been completed as of the start of each period.

The Company, formerly eShare Technologies, Inc. was renamed eShare Communications, Inc. on June 8, 2000.

2.       Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

3.       Revenue Recognition

The Company generates product revenues primarily from the sale of integrated systems, which are comprised of both hardware and software and software licenses. The Company's service revenues are generated from maintenance contracts that include support, parts and labor, and software update rights. Service revenues also include fee-based installation, training, and consulting services.

The Company recognizes product revenues when a contract has been executed, the product has been shipped and the Company has no significant obligations yet to be satisfied. The Company's sales contracts provide for certain payment terms normally based upon signing the contract, customer receipt of the product, and commencement of operation of the customer's system.

Revenues from maintenance contracts are recognized ratably over the term of the contractual support period, which may range up to four years. If maintenance is included in the original integrated product contract, such amounts are unbundled from the license fee based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to installation. Revenues from consulting, installation, and training services are recognized as the services are performed.

4.       Acquisitions

a.       eShare.com, Inc.

On September 1, 1999, the Company acquired eShare.com, Inc. for 6,050 shares of common stock. The acquisition was accounted for using the pooling-of-interests method of accounting and accordingly, all prior period financial statements have been restated to reflect that the acquisition had been completed as of the start of each period.

b.       smallwonder! softworks, Inc.

On June 15, 1999, the Company acquired smallwonder!softworks, Inc. ("smallwonder") for $4,600 in cash and a prospective earnout of up to an additional $1,000, based on achievement of certain defined criteria. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of net assets acquired of $4,759 is being amortized over 5 years.

5.       Preferred Stock Preference

Included in results of operations for the six months ended June 30, 1999, is a non-recurring, non-cash charge of $5,850 which represents the difference between the estimated fair value of common stock of eShare.com at February 19, 1999 and the purchase price of certain Series C Preferred Stock issued on that date. As part of the acquisition, the Series C Preferred Stock was converted to common stock.

6.       Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:



                                           June 30, 2000    December 31, 1999
                                           -------------    -----------------
                  Raw materials                $    67             $  212
                  Work in process                  932                920
                  Finished goods                   509                835
                                               -------             ------
                  Total inventories            $ 1,508             $1,967
                                               =======             ======


7.       Net (loss) income per share

Net (loss) income per share is computed using the weighted-average number of common stock and diluted common stock equivalent ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. CSEs are not included in periods where they are antidilutive.

The following table presents the components of diluted weighted average shares outstanding.



                                                For the three months ended June 30,     For the six months ended June 30,

                                                        2000            1999                  2000            1999
                                                       ------          ------                ------          ------

Weighted average shares outstanding
  Basic weighted average shares outstanding            21,756          20,719                21,595          20,643
  Weighted average common equivalent shares                --           1,334                    --              --
                                                       ------          ------                ------          ------
  Diluted weighted average shares outstanding          21,756          22,053                21,595          20,643
                                                       ======          ======                ======          ======


8.       Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The changes in the components of other comprehensive income (loss) are reported as follows:


                                                     For the three months ended         For the six months ended
                                                              June 30,                          June 30,

                                                         2000          1999                2000          1999
                                                       --------      --------            --------      --------

Net loss as reported                                   $ (1,235)     $    564            $ (2,058)     $ (2,812)
                                                       ========      ========            ========      ========


Other comprehensive income (loss):
     Foreign currency translation                      $   (333)     $     --            $   (739)     $     24
     Unrealized gains (losses) on securities, net            18             2                  36           (48)
                                                       --------      --------            --------      --------

Other comprehensive income (loss)                      $   (315)     $      2            $   (703)     $    (24)
                                                       ========      ========            ========      ========


9.       Business Segment and Geographic Area Information

The Company is a multinational business operating in two segments. The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance. The reportable business segments are telephony and internet. The results of these business segments are as follows:



                                                    For the three months ended June 30,     For the six months ended June 30,
                                                         2000                1999                2000                1999
                                                       --------            --------            --------            --------
Revenues:
    Telephony                                          $ 15,660            $ 25,017            $ 31,994            $ 52,561
    Internet                                              5,641               1,879               9,763               3,441
                                                       --------            --------            --------            --------
       Total Revenues                                  $ 21,301            $ 26,896            $ 41,757            $ 56,002
                                                       ========            ========            ========            ========
(Loss) income from operations:
    Telephony                                          $  1,068            $  3,686            $    503            $  8,916
    Internet                                             (3,136)             (1,929)             (3,968)             (2,937)
                                                       --------            --------            --------            --------
       Total (loss) income from operations             $ (2,068)           $  1,757            $ (3,465)           $  5,979
                                                       ========            ========            ========            ========
Depreciation & amortization
    Telephony                                          $  1,182            $    300            $  2,277            $    884
    Internet                                                120                  83                 230                 157
                                                       --------            --------            --------            --------
       Total depreciation & amortization               $  1,302            $    383            $  2,507            $  1,041
                                                       ========            ========            ========            ========
Deferred compensation expense:
    Telephony                                          $     25            $     --            $     --            $     --
    Internet                                                 --                 104                  --                 198
                                                       --------            --------            --------            --------
       Total deferred compensation expense             $     25            $    104            $     --            $    198
                                                       ========            ========            ========            ========

The following represents total revenues and long-lived assets of the Company based on geographic location representing over 10% of the combined totals for the three and six months ended June 30, 2000 and 1999:



                               For the three months ended June 30,        For the six months ended June 30,
                                     2000              1999                    2000              1999
                                   --------          --------                --------          --------

TOTAL REVENUES:
    United States                  $ 15,675          $ 17,739                $ 32,253          $ 38,573
    Europe                            3,884             2,936                   6,524             6,138
    Mexico/Latin America                988             4,558                   1,615             7,944
    Other                               754             1,663                   1,365             3,347
                                   --------          --------                --------          --------
                                   $ 21,301          $ 26,896                $ 41,757          $ 56,002
                                   ========          ========                ========          ========

                                                                               2000              1999
                                                                             --------          --------
LONG-LIVED ASSETS AT JUNE 30:
     United States                                                           $ 10,296          $  8,795
     Europe                                                                       394               243
     Mexico/Latin America                                                          18                48
     Other                                                                         --                --
                                                                             --------          --------
                                                                             $ 10,708          $  9,086
                                                                             ========          ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar and share amounts in thousands)

Overview

eShare Communications, Inc., formerly eShare Technologies, Inc. ("eShare"), along with its recently acquired wholly-owned subsidiaries; eShare Technologies, Inc. ("eShare.com") and smallwonder! softworks, Inc. ("smallwonder"), is a leading provider of unified web and telephony customer communications solutions for customer contact centers, e-commerce and online communities. We changed our name to eShare Communications, Inc. on June 8, 2000.

On September 1, 1999, we acquired eShare.com for 6,050 shares of common stock. We accounted for the acquisition using the pooling-of-interest method of accounting, and accordingly, we have restated all prior period financial information as if the acquisition had been completed as of the start of each period presented.

On June 15, 1999, we acquired smallwonder, for $4,600 in cash and a prospective earnout of an additional $1,000, based on achievement of certain defined criteria. We accounted for the acquisition using the purchase method of accounting, and accordingly, we have included small wonders results from the date of the acquisition. We are amortizing the excess of the cost over the fair value of net assets acquired over 5 years.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development, and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward looking statements. A discussion of certain risk factors that may cause actual results to differ from these forward-looking statements can be found in Exhibit 99.1 to eShare Communication's Annual Report on Form 10-K for the period ended December 31, 1999, on file with the SEC.

Results of Operations

Revenues

         Product. As a result of the factors described below, the Company's product revenues in the second quarter of 2000 decreased by $5,196, or 28.2%, compared with the second quarter of 1999. For the six months ended June 30, 2000, product revenues decreased $13,640, or 34.5%, to $25,867 from $39,507 in the comparable prior year period. Revenues from our telephony products decreased $18,822, or 51.3%, to $17,882, principally due to continued slowdowns in purchasing and ongoing pricing pressures within the telephony based call center industry. This reduction was partially offset by an increase in Internet product revenues of $5,182, an increase of 184.9%, to $7,985 resulting from continuing market acceptance of our Internet customer interaction products.

         Service. The Company's service revenues decreased by $399, or 4.7%, to $8,101 in the second quarter of 2000, compared with the second quarter of 1999. Service revenues decreased by $605, or 3.7%, to $15,890 for the six months ended June 30, 2000 from $16,495 in the comparable prior year period. The decline is a result of the decrease in installation and training revenue as a result of reduced product sales in telephony products, partially offset by increases in consulting services and Internet based hosting revenues.

Cost of Revenues

         Product. The cost of product revenues include the cost of material, personnel-related cost for product assembly, fees paid to third parties for outsourced product assembly and, in certain instances, the cost of sublicensing third-party software. As a result of the factors discussed below, the Company's cost of product revenues in the second quarter of 2000 decreased by $2,704, or 50.7%, compared with the second quarter of 1999. Cost of product revenues for the six months ended June 30, 2000 decreased to $5,487 or 21.2% of related product revenues from $11,529 or 29.2% of related product revenues in the comparable prior year period. This decrease in absolute dollars in the cost of product revenues was due to the decline in telephony product revenues. This decrease, as a percentage of product revenues, was a result of a higher percentage of Internet products in total product revenues from the prior year. Cost of revenues for Internet products is much lower than telephony products due to the fact that they do not include related hardware. The decrease also reflects a higher software content in our telephony products.

         Service. The cost of service revenues primarily consist of employee-related costs and outsourcing costs for customer support, consulting and field service personnel and fees paid to third parties for installation services and post installation, help desk, and hardware maintenance services. The Company's cost of service revenues in the second quarter of 2000 increased by $573, or 13.5%, compared with the second quarter of 1999. Cost of service revenues increased to $8,982 or 56.5% of related service revenues for the six months ended June 30, 2000 from $8,268 or 50.1% of related service revenues for the comparable prior year period. This increase in absolute dollars related to the addition of personnel and related expenses to support our expanding Internet customer base. The increase as a percentage of service revenues was due to the decline in related revenues.

Operating Expenses

         Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with Internet and telephony software development. Also included are outside contractor costs for development projects. Engineering, research and development expenses decreased by $846, or 24.6%, to $2,589 in the second quarter of 2000 from $3,435 in the second quarter of 1999. Engineering, research and development costs decreased in absolute dollars to $5,264, or 12.6%, of total revenues for the six months ended June 30, 2000 from $6,899 or 12.3% of total revenues in the comparable prior year period. The decrease resulted primarily from a reduced labor force in our telephony development efforts partially offset by increases in our Internet development efforts. The increase as a percentage of total revenues was primarily a factor of reduced telephony product revenues. We intend to continue to invest heavily in product development activities, especially for our Internet solutions. As a result, we expect that engineering, research and development costs will increase in the future.

         Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising and other promotional expenditures. The Company's selling, general and administrative expenses increased by $1,207, or 10.0%, to $13,323 in the second quarter of 2000 from $12,116 in the second quarter of 1999. Selling, general and administrative costs increased to $25,489 or 61.0% of revenues for the six month period ended June 30, 2000 from $23,327 or 41.7% of revenues in the comparable prior year period. This increase is primarily related to the global expansion of our sales and marketing resources to support our internet expansion, increased levels of marketing and infrastructure activities. We intend to continue expanding our sales, marketing and sales support operations principally related to our Internet products and the introduction of our Customer Interaction Management suite of products. As a result, we expect selling, general and administrative costs will increase in the future.

         Other Income (Expense). Other income (expense), net decreased by $90, or 39.7%, to $138 in the second quarter of 2000 from $228 in the second quarter of 1999. Net Other income (expense), net decreased to $250 for the six month period ended June 30, 2000 from $467 for the comparable prior year period. These decreases resulted from reduced interest income earned on lower average investments in marketable securities.

         Income Tax Provision (Benefit). For the three months ended June 30, 2000, the Company recorded a tax benefit of $695 as compared to a tax provision of $1,421 for the three months ended June 30, 1999. For the six months ended June 30, 2000, we recorded a tax benefit of $1.2 million as compared to a tax provision of $3.4 million for the six months ended June 30, 1999.

FINANCIAL CONDITION

         Total assets as of June 30, 2000, were $78,302, an increase over total assets of $70,551 at December 31, 1999. This increase is primarily due to an increase in cash and accounts receivable.

         Current liabilities were $25,074 at June 30, 2000, up from $16,640 at December 31, 1999. This increase is due primarily to an increase in deferred revenues and accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had $15,135 in cash, cash equivalents and marketable securities, compared to $14,873 as of December 31, 1999. The increase in cash is primarily due to the receipt of a refund of estimated taxes of $3.2 million and partially offset by operating losses and foreign currency losses. Cash provided by investing activities included the sale of $4,500 of marketable securities, offset by the purchase of property and equipment of $1,770. Net cash provided by financing activities of $1,379 was primarily due to the proceeds of issuance of common stock through the company sponsored option program and employee stock purchase plan. The Company's working capital was $38,594 at June 30, 2000 as compared to $38,596 at December 31, 1999. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange

         During the three and six months ended June 30, 2000, total revenues for the Company's international operations were approximately 26.4% and 22.8%, respectively, of the Company's total revenues for all operations.

         The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the second quarter of 2000 was not material.

Interest Rates

         The Company invests its cash in a variety of financial instruments, including taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies are operating balances.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at June 30, 2000 was approximately 3.87% based on predominately tax free instruments. The fair value of securities held at June 30, 2000 was $7.0 million.

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

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         a) The Annual Meeting of Shareholders of eShare was held on May 23, 2000. There were present at said meeting in person or by proxy, shareholders of eShare who were the holders of 18,637,374 shares or 87.8% of our common stock entitled to vote.

         b) The following directors were elected to hold office for a term of one year or until their successors are elected and qualified, with the vote for each director being reflected below:


                           Votes For         Votes Withheld
                           ---------         --------------
Aleksander Szlam           17,851,229        786,145
James Tito                 18,140,461        496,913
Donald L. House            18,141,143        496,231
Andrew F. Filipowski       18,141,143        496,231

         The affirmative vote of the holders of a plurality of the outstanding shares of our common stock represented at the Annual Meeting was required to elect each director.

         c) The proposal to amend eShare's 1997 Stock Option Plan to increase the number of shares available by 1,500,000 was approved with 14,106,037 affirmative votes, 645,131 negative votes and 14,467 abstentions cast. An affirmative vote of the holders of a majority of the outstanding shares of our common stock represented at the annual meeting was required to approve the amendment.

         d) The appointment of Arthur Andersen, LLP as independent public accountants to audit the accounts of eShare and its subsidiaries for the year ending December 31, 2000, was ratified with 18,605,955 affirmative votes, 13,069 negative votes and 18,350 abstentions cast. An affirmative vote of the holders of a majority of the outstanding shares of our common stock represented at the annual meeting was required to ratify the appointment of Arthur Andersen, LLP.

Item 5.  Other Information.
         None

Item 6.  Exhibits.

(a)      Exhibit 27        Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          ESHARE COMMUNICATIONS, INC.

Date:  August 11, 2000                    By: /s/ James Tito
                                              -------------------------------
                                                  James Tito
                                              Chief Executive Officer


Date:  August 11, 2000                    By:  /s/ George Landgrebe
                                              -------------------------------
                                                   George Landgrebe
                                              Vice President, Administration and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)