Form 10-Q
period 2000-09-30
ESHARE COMMUNICATIONS INC
filed 2000-11-14
CIK 1034956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .
                               ----------------    -----------------

Commission file number     0-22317
                           -------


                          ESHARE COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   GEORGIA                                                    58-1378534
(State or other Jurisdiction of Incorporation                    (I.R.S. Employer Identification
              or Organization)                                                  Number)


                         5051 PEACHTREE CORNERS CIRCLE
                          NORCROSS, GEORGIA 30092-2500
                                 (770) 239-4330

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of November 9, 2000: 21,797,312 shares.

                                      PART 1 - FINANCIAL INFORMATION
                                                                                                    Page
                                                                                                    ----

                 Item 1. Financial Statements

                 Unaudited Consolidated Balance Sheets as of September 30, 2000 and December 31,     3
                   1999.


                 Unaudited Consolidated Statements of Operations for the three
                   months and nine months ended September 30, 2000 and 1999.                         4


                 Unaudited Consolidated Statements of Cash Flows for the nine months ended           5
                   September 30, 2000 and 1999.

                 Notes to Consolidated Financial Statements.                                         6


                 Item 2. Management's Discussion and Analysis of Financial Condition and             10
                          Results of Operations.

                 Item 3. Quantitative and Qualitative Disclosures About Market Risk.                 14


                                      PART II - OTHER INFORMATION

                 Item 1.  Legal Proceedings                                                          15

                 Item 2.  Changes in Securities                                                      15

                 Item 3.  Defaults Upon Senior Securities                                            15

                 Item 4.  Submission of Matters to a Vote of Security Holders                        15

                 Item 5.  Other Information                                                          15

                 Item 6.  Exhibits                                                                   15

                 Signatures                                                                          16

                          ESHARE COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                                                                      September 30,       December 31,
                                                                                           2000               1999
                                                                                      -------------       ------------

                                             ASSETS

Current assets:
   Cash and cash equivalents                                                           $ 14,236             $ 14,873
   Accounts receivable, net of allowance for doubtful
    accounts of $4,492 at September 30, 2000 and $3,014 at December 31, 1999             33,129               32,863
   Inventories                                                                            2,173                1,967
   Deferred taxes                                                                         6,341                4,921
   Prepaid expenses and other                                                             9,056                7,384
                                                                                       --------             --------
      Total current assets                                                               64,935               62,008


Property and equipment, net of accumulated depreciation                                  10,771               10,963
Intangible assets, net                                                                    3,980                4,254
Other assets                                                                                173                   98
                                                                                       --------             --------
                                                                                       $ 79,859             $ 77,323
      Total assets                                                                     ========             ========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $  5,329             $  3,343
   Accrued liabilities                                                                   10,503               11,651
   Deferred revenue                                                                      11,209                8,265
                                                                                            695                   12
   Other current liabilities                                                                 15                  141
   Current portion of notes payable                                                    --------             --------
      Total current liabilities                                                          27,751               23,412

Notes payable, excluding current portion                                                     --                   74

Stockholders' Equity
    Common Stock, no par value, 100,000,000 shares authorized 21,797,312 issued and outstanding at September 30, 2000 and 21,386,714 issued
      and outstanding at December 31, 1999                                                   69                   69
    Additional paid-in capital                                                           61,886               59,504
    Accumulated other comprehensive income (loss)                                          (958)                 (28)
    Accumulated deficit                                                                  (8,889)              (5,708)
                                                                                       --------             --------
Total stockholders' equity                                                               52,108               53,837
                                                                                       --------             --------
Total liabilities and stockholders' equity                                             $ 79,859             $ 77,323
                                                                                       ========             ========


The accompanying notes are an integral part of these consolidated statements.

                          ESHARE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                          For the three months ended        For the nine months ended
                                                                September 30,                     September 30,
                                                           2000             1999             2000            1999
                                                         --------         --------         --------         --------
        Net revenues:
            Product                                      $ 13,035         $ 10,981         $ 38,902         $ 50,571
            Service                                         9,259            8,146           25,149           24,579
                                                         --------         --------         --------         --------
               Total revenues                              22,294           19,127           64,051           75,150

        Cost of revenues:
            Product                                         2,173            3,960            7,660           15,512
            Service                                         5,455            4,450           14,612           12,717
                                                         --------         --------         --------         --------
               Total cost of revenues                       7,628            8,410           22,272           28,229
                                                         --------         --------         --------         --------

        Gross margin                                       14,666           10,717           41,779           46,921
        Operating expenses:
            Engineering, research and development           2,999            3,922            8,081           10,821
            Selling, general and administrative            13,423           12,002           38,920           34,936
            Acquisition and restructuring related
               charges                                         --            4,700               --            4,895
            Deferred compensation expense                      --            2,073               --            2,271
                                                         --------         --------         --------         --------
               Total operating expenses                    16,422           22,697           47,001           52,923
                                                         --------         --------         --------         --------

        Loss from operations                               (1,756)         (11,980)          (5,222)          (6,002)
        Other income, net                                       4              173              256              641
                                                         --------         --------         --------         --------
        Loss before income taxes                           (1,752)         (11,807)          (4,966)          (5,361)

        Income tax  (benefit) provision                      (630)          (2,459)          (1,788)             949
                                                         --------         --------         --------         --------
        Net loss after income taxes                        (1,122)          (9,348)          (3,178)          (6,310)
        Preferred stock preference                             --               --               --           (5,850)
                                                         --------         --------         --------         --------
        Loss applicable  to common shareholders          $ (1,122)        $ (9,348)        $ (3,178)        $(12,160)
                                                         ========         ========         ========         ========

        Net loss per share
            Basic                                        $  (0.05)        $  (0.45)        $  (0.15)        $  (0.59)
                                                         ========         ========         ========         ========
            Diluted                                      $  (0.05)        $  (0.45)        $  (0.15)        $  (0.59)
                                                         ========         ========         ========         ========
        Weighted average common and common
          equivalent shares
            Basic                                          21,956           20,770           21,717           20,686
            Diluted                                        21,956           20,770           21,717           20,686


The accompanying notes are an integral part of these consolidated statements.

                          ESHARE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                         For the nine months ended
                                                                               September 30,
                                                                          2000                1999
                                                                        --------             --------
Cash used by operating activities:
  Net loss                                                              $ (3,178)            $(12,160)
  Adjustments to reconcile net loss to net cash provided
    by(used in) operating activities:
    Preferred stock preference                                                --                5,850
    Depreciation and amortization                                          3,852                2,649
    Deferred taxes                                                          (808)                  --
    Non cash financing charges                                               104                   84
    Non cash compensation expense                                             --                2,271
    Changes in assets and liabilities:
      Accounts receivable, net                                              (266)              (1,175)
      Inventories                                                           (206)                (905)
      Prepaid expenses and other assets                                   (1,672)                  36
      Accounts payable and accrued expenses                                  838               (2,605)
      Deferred revenue                                                     2,944                1,852
      Customer deposits                                                      683                 (330)
      Other, net                                                             (66)                (388)
                                                                        --------             --------

         Total adjustments                                                 5,403                7,339
                                                                        --------             --------
         Net cash provided by (used in) operating activities               2,225               (4,821)

Cash flows from investing activities:
  Purchase of business, net of cash                                         (500)              (4,605)
  Purchases of property and equipment                                     (2,917)              (4,882)
  Proceeds from sale of marketable securities                              4,500                5,720
                                                                        --------             --------
         Net cash  provided by investing activities                        1,083               (3,767)

Cash flows from financing activities:
  Net proceeds from issuance of common stock                               1,461                1,813
  Issuance of convertible notes                                               --                  500
  Proceeds from issuance of debt                                              --                3,444
  Repayment of debt                                                         (200)                (153)
                                                                        --------             --------
         Net cash provided by financing activities                         1,261                5,604

          Effect of foreign currency translation                            (930)                 136

Net change in cash and cash equivalents                                    3,639               (2,848)

Cash and cash equivalents, beginning of period                             3,558                8,027
                                                                        --------             --------

Cash and cash equivalents, end of period                                   7,197                5,179
Marketable securities                                                      7,039               17,161
                                                                        --------             --------
Cash, cash equivalents and marketable securities                        $ 14,236             $ 22,340
                                                                        ========             ========

    Supplemental Disclosures of Cash Flow Information:
          Income taxes paid                                             $     12             $  2,673
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

                          ESHARE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollar and share amounts in thousands)
                                  (unaudited)

1.       Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and 1999. The interim results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1999, as filed in its Annual Report on Form 10-K.

On September 1, 1999, the Company acquired eShare Technologies, Inc., a Delaware corporation ("eShare.com") for 6,050 shares of its common stock. The acquisition was accounted for using the pooling-of-interest method of accounting and accordingly, all prior period financial statements have been restated to reflect that the acquisition had been completed as of the start of each period.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

2.       Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

3.       Revenue Recognition

The Company generates product revenues primarily from the sale of integrated systems, which are comprised of both hardware and software and software licenses. The Company's service revenues are generated from maintenance contracts that include support, parts, labor, and software update rights as well as fee-based installation, training, hosting and consulting services. The Company recognizes product revenues when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed and determinable and collection of the fee is probable. Revenues from maintenance contracts are recognized ratably over the term of the contractual support period, which range from one to four years. Consulting revenues are primarily related to extended services sold under separate service arrangements during the installation period. Revenues from consulting, hosting, installation, and training services are recognized as the services are performed. In contracts where product and services are bundled together, revenue is allocated to each element with 100% of any discount going to product.

4.       Acquisitions

a.       eShare.com, Inc.

On September 1, 1999, the Company acquired eShare.com, Inc. for 6,050 shares of common stock. The acquisition was accounted for using the pooling-of-interest method of accounting and accordingly, all prior period financial statements have been restated to reflect that the acquisition had been completed as of the start of each period.

b.       smallwonder! softworks, Inc.

On June 15, 1999, the Company acquired smallwonder!softworks, Inc. ("smallwonder") for $4,600 in cash and a prospective earnout of up to an additional $1,000, based on achievement of certain defined criteria. On August 18, 2000, $500 of the earnout was paid. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of net assets acquired of $4,759 is being amortized over 5 years.

5.       Non-recurring charges

a.       Acquisition and restructuring related charges

For the three and nine months ended September 30, 1999, the Company incurred charges of $4,700 and $4,895, respectively, principally related to professional services and other costs associated with the acquisitions of eShare.com (see note 4 above).

b.       Deferred compensation expense

For the three and nine months ended September 30, 1999, the Company incurred a non-cash charge of $2,073 and $2,271, respectively, associated with the conversion of the eShare.com Employee Stock Option Plan into the Company's stock option plan.

6.       Preferred Stock Preference

Included in results of operations for the nine months ended September 30, 1999, is a non-recurring, non-cash charge of $5,850, which represents the difference between the estimated fair value of common stock of eShare.com at February 19, 1999 and the purchase price of certain Series C Preferred Stock issued on that date. As part of the acquisition, the Series C Preferred Stock was converted to common stock.

7.       Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at:


                                             September 30, 2000   December 31, 1999
                                             ------------------   -----------------
                     Raw materials             $      891               $   212
                     Work in process                  789                   920
                     Finished goods                   493                   835
                                                  -------                ------
                     Total inventories             $2,173                $1,967
                                                  =======              ========

8.       Net (loss) income per share

Net (loss) income per share is computed using the weighted-average number of common stock and diluted common stock equivalent ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. CSEs are not included in periods where they are antidilutive.

The following table presents the components of diluted weighted average shares outstanding.


                                                        For the three months ended    For the nine months ended
                                                             September 30,                 September 30,
                                                          2000           1999           2000           1999
                                                         ------         ------         ------         ------
Weighted average shares outstanding
     Basic weighted average shares outstanding           21,956         20,770         21,717         20,686
     Weighted average common equivalent shares               --             --             --             --
                                                         ------         ------         ------         ------
     Diluted weighted average shares outstanding         21,956         20,770         21,717         20,686
                                                         ======         ======         ======         ======

9.       Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The changes in the components of other comprehensive income (loss) are reported as follows:


                                                               For the three months ended        For the nine months ended
                                                                      September 30,                    September 30,

                                                                 2000              1999            2000              1999
                                                                -------          -------          -------          --------

      Net loss as reported                                      $(1,122)         $(9,348)         $(3,178)         $(12,160)
                                                                =======          =======          =======          ========

      Other comprehensive income (loss):
           Foreign currency translation                         $  (224)         $     5          $  (963)         $    (24)
           Unrealized gains (losses) on securities, net              (3)             112               33               160
                                                                -------          -------          -------          --------

      Other comprehensive income (loss)                         $  (227)         $   117          $  (930)         $    136
                                                                =======          =======          =======          ========


10.      Business Segment and Geographic Area Information

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


                                               For the three months ended September 30,    For the nine months ended September 30,
                                                      2000                 1999                 2000                 1999
                                                    --------             --------             --------             --------
 Revenues:
     Telephony                                      $ 16,509             $ 16,621             $ 48,503             $ 69,182
     Internet                                          5,785                2,506               15,548                5,968
                                                    --------             --------             --------             --------
        Total Revenues                              $ 22,294             $ 19,127             $ 64,051             $ 75,150
                                                    ========             ========             ========             ========
 (Loss) income from operations:
     Telephony                                      $  1,544             $ (9,065)            $  1,089             $   (149)
     Internet                                         (3,300)              (2,915)              (6,311)              (5,853)
                                                    --------             --------             --------             --------
        Total (loss) income from operations         $ (1,756)            $(11,980)            $ (5,222)            $ (6,002)
                                                    ========             ========             ========             ========

The following represents total revenues and long-lived assets of the Company based on geographic location representing over 10% of the combined totals for the three and nine months ended September 30, 2000 and 1999:


                               For the three months ended September 30,     For the nine months ended September 30,
                                      2000               1999                      2000              1999
                                    -------            -------                   -------            -------

TOTAL REVENUES:
   United States                    $16,262            $15,192                   $48,515            $53,786
    Europe                            3,865              2,872                    10,390              9,010
    Mexico/Latin America                781                839                     2,395              8,783
    Other                             1,386                224                     2,751              3,571
                                    -------            -------                   -------            -------
                                    $22,294            $19,127                   $64,051            $75,150
                                    =======            =======                   =======            =======

                                                                                   2000               1999
                                                                                 -------            --------
    LONG-LIVED ASSETS AT SEPTEMBER 30:
        United States                                                            $10,421             $ 9,962
         Europe                                                                      338                 441
         Mexico/Latin America                                                         12                  40
                                                                                 -------             -------
                                                                                 $10,771             $10,443
                                                                                 =======             =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar and share amounts in thousands)

Overview
eshare communications, Inc., along with its acquired wholly-owned subsidiaries; eShare.com and smallwonder, is a leading provider of unified web and telephony customer communications solutions for customer contact centers, e-commerce and online communities.

On September 1, 1999, we acquired eShare.com for 6,050 shares of common stock. We accounted for the acquisition using the pooling-of-interest method of accounting.

On June 15, 1999, we acquired smallwonder, for $4,600 in cash and a prospective earnout of an additional $1,000, based on achievement of certain defined criteria. On August 18, 2000, $500 of the earnout was paid. The acquisition was accounted for using the purchase method of accounting; and accordingly, we have included smallwonder results from the date of the acquisition. We are amortizing the excess of the cost over the fair value of net assets acquired over 5 years.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development, and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward looking statements. A discussion of certain risk factors that may cause actual results to differ from these forward-looking statements can be found in Exhibit 99.1 to in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, on file with the SEC.

Results of Operations

Revenues

     Product. Product revenues for the quarter ended September 30, 2000 were $13,035 as compared to $10,981 for the same period ended September 30, 1999, an increase of $2,054, or 18.7%. Revenue from the sale of telephony product was flat for the comparable periods, while sales of Internet product increased to $4,325 for the quarter ended September 30, 2000 from $2,125 in the quarter ended September 30, 1999, an increase of $2,200 or 103.5%. For the nine months ended September 30, 2000, product revenues decreased $11,669 or 23.1% to $38,902 as compared to product revenue of $50,571 for the nine-month period ended September 30, 1999. Revenue from telephony product decreased $18,967, or 41.6%, to $26,592 in the nine-month period ended September 30, 2000 as compared to telephony product revenue of $45,559 for the nine months ended September 30, 1999. This decrease is principally due to a slowdown in purchases from telephony customers and ongoing pricing pressures within the telephony based call center industry. This reduction was partially offset by an increase in Internet product revenues of $7,298, or 145.6%, from $5,012 for the period ended September 30, 1999 to $12,310 for the period ended September 30, 2000. This increase resulted from continued market acceptance of our Internet-based customer interaction products and the growing trend of telephony based call centers to add Internet customer interaction software applications.

    Service. Service revenue increased by $1,113, or 13.7% to $9,259 for the quarter ended September 30, 2000, as compared to service revenue of $8,146 for the quarter ended September 30, 1999. Increased maintenance and consulting service revenue associated with the increase in Internet product sales was the primary source of the new service revenues. Service revenues increased by $570, or 2.3% to $25,149 for the nine months ended September 30, 2000 as compared to $24,579 in the nine month period ended September 30, 1999. This increase is again the result of the increases in consulting and maintenance service revenue associated with the increase in Internet product revenue.

Cost of Revenues

    Product. The cost of product revenues include the cost of material, fees paid to third parties for outsourced product assembly and, in certain instances, the cost of sublicensing third-party software. The cost of product revenue for the quarter ended September 30, 2000 was $2,173, a decrease of

$1,787, or 45.1%, as compared to $3,960 for the quarter ended September 30, 1999. This decrease in product cost is principally the result of software only upgrades for our existing telephony customers and the lower cost of software only Internet products. The cost of product revenue for the nine-month period ended September 30, 2000 was $7,660, a decrease of $7,852, or 50.6%, as compared to a product cost of $15,512 for the nine-month period ended September 30, 1999. Cost of product revenue for the nine-month period ended September 30, 2000 was 19.7% of related product revenues as compared to 30.7% of related product revenues for the nine-month period ended September 30, 1999. This 11% decrease in absolute dollar terms in the cost of product revenue was due to the decline in telephony hardware product revenue and a higher percentage of software products in total product revenue as compared to the prior year.

    Service. The cost of service revenues primarily consist of employee-related costs and outsourcing costs for customer support, consulting and field service personnel, as well as fees paid to third parties for installation services and post installation, help desk, and hardware maintenance services. The Company's cost of service revenues for the quarter ended September 30, 2000 increased to $5,455, or 58.9% of related service revenues as compared to $4,450 or 54.6% of related service revenues for the quarter ended September 30, 1999. Cost of service revenues increased to $14,612 or 58.1% of related service revenues for the nine months ended September 30, 2000 from $12,717 or 51.7% of related service revenues for the nine-month period ended September 30, 1999. This increase in cost of service revenues is related to the addition of personnel primarily to support Internet services plus investments to increase our customer support to a global, 24 hours a day, 7 days a week coverage.

Operating Expenses

    Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with Internet and telephony software product development. Also included are outside contractor costs for development projects. Engineering, research and development expenses decreased by $923, or 23.5%, to $2,999 in the quarter ended September 30, 2000, as compared to $3,922 in the quarter ended September 30, 1999. Engineering, research and development expenses decreased by $2,740, or 25.3%, to $8,081 in the nine-month period ended September 30, 2000 as compared to $10,821 for the nine-month period ended September 30, 1999. Engineering, research and development costs decreased as a percentage of product revenue from 20.8% of product revenues for the nine-month period ended September 30, 2000 as compared to 21.4% of product revenues in the nine-month period ended September 30, 1999. We intend to continue to invest heavily in product development activities as we combine the telephony and Internet products into a seamless customer interaction management ("CIM") solution for our customers. As a result, we expect that engineering, research and development expense will increase in the future.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising, and other promotional expenditures. Our selling, general and administrative expenses increased by $1,421, or 11.8%, to $13,423 for the quarter ended September 30, 2000, as compared to $12,002 for the quarter ended September 30, 1999. Selling, general and administrative costs increased to $38,920 for the nine-month period ended September 30, 2000 from $34,936 for the quarter ended September 30, 1999, or an 11.4% increase. The majority of the increase related to investments in globally marketing, selling and supporting our Internet solutions. We intend to continue expanding our sales, marketing, and sales support operations related to the integration of our CIM suite of products. As a result, we expect selling, general and administrative costs will continue to increase in the future.

    Other Income (Expense), Net. Other income (expense), net decreased by $169, or 97.8%, to $4 in the quarter ended September 30, 2000, as compared to $173 in the quarter ended September 30, 1999. Other income (expense), net decreased to $256 for the nine-month period ended September 30, 2000 from $641 for the nine-month period ended September 30, 1999. These decreases resulted from reduced interest income earned on lower average balances invested in marketable securities over the comparable nine month periods and a loss on disposal of assets of approximately $159 in the quarter ended September 30, 2000.

     Income Tax Provision (Benefit). For the quarter ended September 30, 2000, we recorded a tax benefit of $630 as compared to a tax benefit of $2,459 for the quarter ended September 30, 1999 as the result of having a smaller operating loss for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, we recorded a tax benefit of $1,788, as compared to a tax provision of $949 for the nine months ended September 30, 1999.

FINANCIAL CONDITION

    Total assets at September 30, 2000, were $79,859, an increase of $2,536 over total assets of $77,323 at December 31, 1999. This increase is primarily due to increased Prepaid expenses and other as well as Deferred taxes.

    Current liabilities were $27,751 at September 30, 2000, up from $23,412 at December 31, 1999. This increase is due primarily to an increase in Deferred revenue and Accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $14,236 in cash, cash equivalents and marketable securities, compared to $14,873 as of December 31, 1999. Cash remained relatively unchanged due to a Company effort to reduce its average days sales outstanding ("DSO"). Overall DSO decreased 18 days in the third quarter ended September 30, 2000 as compared to December 31, 1999 as total cash collections were approximately $22 million for the quarter ended. Cash provided by investing activities included the sale of $4,500 of marketable securities, offset by the purchase of property and equipment of $2,917. Net cash provided by financing activities of $1,261 was primarily due to the proceeds of issuance of common stock through the Company sponsored option program and employee stock purchase plan. The Company's working capital was $37,184 at September 30, 2000 as compared to $38,596 at December 31, 1999. The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange

         During the three and nine months ended September 30, 2000, total revenues from the Company's international operations were approximately 27.1% and 24.3%, respectively, of the Company's total revenues for all operations.

         The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the third quarter of 2000 was not material.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at September 30, 2000 was approximately 3.95% based on predominately tax-free instruments. The fair value of securities held at September 30, 2000 was $7.0 million.

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



                                      ESHARE COMMUNICATIONS, INC.



Date:  November 14, 2000           By: /s/ James Tito
                                      ------------------------------------------
                                                      James Tito
                                               Chief Executive Officer



Date:  November 14, 2000           By:  /s/ Glen Shipley
                                      ------------------------------------------
                                                     Glen Shipley
                                      Chief Financial and Administrative Officer