Form 10-K
period 2000-12-31
ESHARE COMMUNICATIONS INC
filed 2001-04-02
CIK 1034956

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

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-22317

                          ESHARE COMMUNICATIONS, INC.
              (Exact Name of Registrant Specified in Its Charter)

                   GEORGIA                                       58-1378534
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        5051 PEACHTREE CORNERS CIRCLE                            30092-2500
              NORCROSS, GEORGIA                                  (Zip Code)
   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (770) 239-4000

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                           N/A

          Securities registered pursuant to Section 12(g) of the Act:
                                 TITLE OF CLASS
                                 --------------
                      Common Stock, no par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on March 21, 2001 as reported by the Nasdaq Stock Market, was $5,694,457. The shares of Common Stock held by each officer and director and by each person known to the company who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 21, 2001, Registrant had 21,799,626 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF SHAREHOLDERS, CURRENTLY EXPECTED TO BE HELD ON OR ABOUT MAY 22, 2001, IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K TO THE EXTENT STATED HEREIN.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Business to customer interaction is no longer a luxury. Customer communication is one of the most critical transactions a business can perform on a daily basis. If the interactions are positive, a business may grow; one misstep and a dissatisfied customer may be created. In a world where a dissatisfied customer can take their business elsewhere with the click of a mouse, businesses must more effectively identify, contact, acquire, and maintain customers using new tools and methodologies. At eshare communications, Inc., we provide Customer Interaction Management ("CIM") solutions that deliver the right information to the right people at the right time.

     eshare communications, Inc. ("eshare", the "Company", "we", "us", or "our") is a leading provider of CIM solutions. We help businesses overcome the challenge of effectively communicating with customers by providing integrated CIM solutions. These solutions help both Internet-based and traditional businesses establish and maintain high-quality relationships with their customers, while streamlining the entire customer interaction process and reducing operating inefficiencies. Our product offerings consist of a suite of CIM software applications that enable our customers to effectively manage both new and existing customers across multiple communication channels, including voice, e-mail, interactive Web chat, and Voice-over-Internet Protocol ("VoIP").

     Our blended CIM solutions bring the strength of traditional call centers together with the flexibility and 24 hours per day, 7 days a week ("24x7") availability of the Internet. We believe our applications deliver some of the most effective and innovative customer interaction solutions to companies and customers around the globe. These applications allow our customers to potentially improve their customer relationships, acquire new customers, improve retention of current customers, increase revenues, improve bottom-line earnings, and more effectively utilize valuable resources.

     We have been a provider of telephony call center solutions for over 20 years. As an innovator of predictive dialing software, we believe we have established our Conversations(TM) product as one of the industry standards for outbound calling and campaign management for some of the world's largest financial service centers, retailers, and utilities.

     Our Internet applications enable real-time, 24x7 interactive communications and customer service over the Web. Our NetAgent(TM) Suite and other Internet applications provide Internet-based e-mail management, collaborative media chat, enterprise customer service and support, standard telephony Private Branch Exchange/Automatic Call Distribution ("PBX/ACD") support, customer self-service, instant messaging, live conferencing, distance learning, community chat, threaded discussion forums and a variety of integration tools.

     eshare's success in the market place can be measured best by the customers that include eshare products in their CIM solutions. 8 of the top ten Fortune 50 and 6 of the top ten Global 50 companies currently use eshare products. In addition, eshare has built a customer base that includes more than 2500 customer sites in over 30 countries.

INDUSTRY BACKGROUND

     Many of today's successful business models place the customer at the center of the their business strategy. The dynamics of today's marketplace are radically changing the way businesses must service their customers. Businesses must learn to listen to, respond to, and interact with customers faster and more cost effectively than ever. Most companies are feeling intensified competition, as well as increased pressure for profitability. These companies understand that they must focus on improving customer service and support to retain existing customers, win new customers and turn them into repeat buyers.

     Today's customer is not only more informed than in years before, but is also more demanding. The evolution of the Internet has caused customers to demand 24x7 service. Customers expect quick and accurate responses independent of the time when they make their inquiry. We believe the Internet is dramatically altering the essence of CIM. Customer expectations are continually changing and companies must recognize and adapt to this shift if they are to be successful. When communications between businesses and customers were conducted solely by telephone, the management of customer relationships was a relatively straightforward matter. With a single communications channel, plus the occasional fax, service agents were generally able to give customers the feeling that they were receiving personal attention. With the rise of the Internet, businesses need to meet the demand of their customers for Web based services, self-service, e-mail as well as interactive and assisted communications.

     While e-mail, Web chat, Web collaboration and other Internet communication channels are rapidly gaining in popularity, the phone is still the number one way in which business and consumers communicate. The acceptance of the telephone as a means of customer service fueled the growth of the call center industry. We believe that customers are beginning to expect a unified front in which all communications channels supported by the business work in concert. When a customer picks up the telephone to dial an 800 number, a service agent should have access to previous e-mails, faxes, and other customer transaction and interaction history. Similarly, a customer who prefers to contact a business via e-mail or the Web may expect that communication to be as effective as a phone call. Meeting these expectations is key to customer satisfaction, and failure to do so may effectively drive customers away.

     Moving forward, we believe quality CIM will require integrating live, telephony-based customer service with the ability to process Web-based and e-mail transactions. This dynamic applies equally to traditional brick-and-mortar businesses that have embraced the Web and also to the newer breed of e-commerce players whose customers may still desire contact via traditional telephone means. For both, the integration must be as seamless and transparent to the customer as possible. As a result, traditional call centers are transforming into integrated contact centers.

STRATEGY

     We have established a focused strategy with the goals of returning the Company to profitability and positioning the Company as a leading provider of multi-channel CIM software solutions. Our strategy to achieve these goals includes:

     - Seamlessly integrate all eshare products

     - Expand our Expert Services

     - Leverage our installed base customers

     - Expand sales both direct and indirect

     - Expand business partnerships

     Seamlessly integrate all eshare products: We continue to focus our product development towards providing software applications that are modular, yet integrate seamlessly. All eshare's products in development are being designed to "plug-and-play" allowing customers to easily interface our products with their existing front and back-office applications. We are leveraging our technological expertise to develop solutions that incorporate multi-channel customer contact across the enterprise. Our solutions are offered such that customers can choose to implement capabilities as their business demands, and can be integrated quickly by our Expert Services team.

     Expand our Expert Services: As the CIM industry continues to grow, eshare will continue to invest in the people and processes to expand our professional services, which we refer to as "Expert Services". eshare's professional staff has a wealth of experience gained by working with hundreds of contact centers around the world. We have traditionally provided system design, application configuration, integration, training and consulting services. We believe the demand for our Expert Services is growing. eshare intends to make the investment in personnel and training to ensure that all our customer's service needs are being met.

     Leverage our installed base of customers: We believe our global installed customer base represents a potential market for future sales of products and Expert Services. We will continue to use our strong customer relationships to sell new products and services to multiple divisions, offices and business units of a customer's organization.

     eshare's traditional telephone based contact centers need to enhance their existing technologies and offer multiple channels of contact to keep customers satisfied, maximize the value of each customer interaction and keep operating costs to a minimum. Purchasing eshare's Internet products, such as the NetAgent suite provides these businesses with a closely integrated, multi-channel offering, offering these businesses the opportunity to lower costs in servicing their customers.

     In addition, contact centers solely using Internet contact tools are realizing that many of their customers may prefer to be contacted by phone, creating opportunities to present our Conversations or XChange(TM) telephony solutions.

     Expand sales both direct and indirect: We currently sell our products through a combination of direct sales force and indirect channels composed of value added resellers ("VARs"), software integrators and other distributors. We intend to commit additional resources to increase our direct sales force worldwide where appropriate. We also currently have relationships with VARs and other distributors in Europe, Latin America and Asia and intend to expand our international operations through the addition of appropriate personnel and forming new relationships in these territories.

     Expand business partnerships: A significant part of the Company's sales and marketing strategy is to build and develop relationships with companies that will play an important role in the successful marketing of eshare products. We believe that our focus on "plug-and-play" components will enhance our ability to integrate with other Customer Relationship Management ("CRM") solution providers and give our customers an integrated customer interaction solution. These relationships may range from OEM agreements where eshare products will be an embedded component within a company's product to co-marketing efforts.

SOLUTIONS AND SERVICES

     We believe that the optimum customer interaction management solution that will maximize customer satisfaction and company investments consists of a blend of traditional call center and Internet technologies capable of providing fully integrated customer care and consistent quality across all contact channels and touch points. The solutions we offer to address this include:

  Inbound/Outbound Voice Contact Management

     We have provided voice-based contact management solutions for over 20 years. Customers worldwide use our contact management solutions to manage their inbound and outbound voice-based contacts for proactive customer service, collections, teleservice, mortgage services, fund raising, and other contact pursuits. These contact solutions help businesses manage the complete customer lifecycle from acquiring new customers to servicing and retaining existing ones, maximizing each customer's value to the business.

     We were among the first companies to introduce inbound/outbound contact blending so that both ingoing and outgoing voice calls could be handled by the same group of service agents. Contact blending helps a company establish higher levels of agent productivity and improves agent response times for improved customer service levels. Additionally, contact blending provides companies with the ability to better manage customer needs in situations where inbound and outbound calls are part of a multi-transaction. Our Conversations contact management solution is highly integrated with other key components of a typical call center, including host business applications/data bases, leading PBX/ACD telephone systems, digital recording devices, reader board display devices, Web servers, email servers and other network based CRM solutions.

     Our call center solutions utilize industry standard IBM RISC, NT platforms, and Windows/NT operating systems. Our mixed media server platform supports both CTI links to leading PBX/ACD (software only solutions) and telephony links through industry standard call processing hardware/software to perform call processing across multiple protocols for multiple countries.

  Web-based Customer Service

     Designed to enhance communication between a business and its Web site visitors, Web-based communication is provided by our NetAgent Suite. This collection of customer care applications also integrates inbound/outbound e-mail traffic and directs questions and comments to the appropriate personnel. Customer care agents can monitor Web visitor activity, proactively engage visitors in real-time discussions and interactions, respond to customer e-mail, and manage multiple sessions concurrently.

     To allow agents to interact knowledgeably with customers, our NetAgent Suite provides immediate access to complete customer interaction histories, including listings of previous e-mail exchanges and transcripts of live chat interactions. Agents can assist in two-way, dynamic form preparation, add notes from voice calls, and access other records from telephony-based interactions.

     Our Internet solutions are highly scaleable, require no additional software or other downloads for visitor use, and integrate seamlessly with many leading CRM applications, PBX/ACD, customer care, and legacy systems. These solutions currently support the Windows NT operating environment.

     Our NetAgent Suite enables our customers to maximize online revenues, improve service levels, and earn customer loyalty, all while reducing the costs of managing the total customer service experience.

  e-mail Management

     Our NetAgent Suite EMAIL(TM) helps companies manage a large volume of e-mails that Web sites typically generate, while minimizing the agent time required to handle them. EMAIL also determines if the message can be responded to automatically and, if it can, the application sends an automated response while the original e-mail is being processed. As with other NetAgent Suite applications, EMAIL provides agents with immediate access to complete customer interaction histories.

     Our EMAIL enables agents to answer customer e-mail inquiries accurately and cost-effectively, allowing companies to retain satisfied, loyal customers, increase service levels, and generate incremental revenue.

  On-line Community Chat

     Our Expressions(TM) product provides a turnkey solution for building communities, providing interactive chat capability, threaded discussion forums, and online presentations to visitors and participants. Expressions promotes community collaboration and dynamic real-time interaction between users by providing the means for conducting virtual meetings, moderated events, live training, conferencing, distance learning, and interactive chat sessions.

     Our Expressions helps companies build community, increase customer loyalty, and facilitate business-to-business ("B2B"), business-to-employee, business-to-consumer ("B2C"), and consumer-to-consumer ("C2C") collaborations.

  Instant Messaging

     Our Connections(TM) product provides a company the power to customize and create its own branded Instant Messenger for its Web site's community of users. As an organization-centric instant messaging application, Connections enables user communities to interact directly in a chat-like process. Connections allows users to search for other members and communicate with one another in real time, while also bookmarking Web pages, storing conversation notes, and providing alerts when specific associates log on.

     With Connections Instant Messaging, businesses and organizations can achieve greater productivity and time-savings, and can build customer loyalty, thereby increasing its Web site traffic.

  Customer Self-service

     The initial focus of Internet-based commerce was to be a self-service mechanism for the consumer to purchase goods and services. However, the traditional brick-and-mortar companies wishing to adopt this strategy have been challenged by a customer base accustomed to an assisted service model. Our NetAgent Suite provides the capability to transform those customers into a self-servicing group. This is accomplished in part by Web enabling current business processes and then migrating them to the company Web as self-service pages. NetAgent Suite is integrated with Clarify, Primus, Siebel and other industry-leading solutions that facilitate Web-based customer self-service. NetAgent Suite also includes features such as Auto-Pilot and Frequently Used Pages that enable a company to push information to on-line customers, using this opportunity to train customers on how to use the site's self-service capabilities.

  Multi-Channel Administrator and Agent Desktops

     As contact channels are added to the telephony call center or Web-based contact center, these customer interaction channels must be capable of being administered and managed from a single desktop. In addition, agent desktops must be able to switch between the various duty modes, supporting voice, live collaborations, live chat, e-mail, and assisted forms, among others.

     Our e360(TM) CIM Suite enables customers who have our Conversations, NetAgent Suite, and Connections applications to administer these from a single desktop. The e360 CIM Suite allows agents to switch between the various interactive voice, chat, e-mail, and messaging duty modes.

  Expert Services

     We provide Expert Services including comprehensive business analysis, solutions planning, implementation, training, application integration and customizations, staff augmentation, and project management to our customers. We also offer other special customer services such as custom application development and custom project management. These services enable our customers to develop, maintain, and grow their customer contact centers while increasing call center productivity and reducing operational costs.

     Installation and integration services consist of configuration and documentation along with the physical installation and integration of the product suite. Training includes introductory training classes that are provided as part of each initial suite purchase, and additional advanced classes that are delivered for additional fees.

     We also supplement our applications offerings with maintenance services, including help desk support. Customers that receive maintenance services are entitled to customer and technical support 24x7. Maintenance paying customers also receive ongoing system support and baseline software upgrades.

     Our customer service group is composed of an Expert Services group which provides services for a fee when contracted by a customer, and a Global Support Services group, which manages the help desk, technical support, maintenance, purchasing, testing and ongoing relations with customers. Services personnel are located throughout the USA, Canada, Mexico, Brazil, UK, France, Singapore and the Philippines. Our VARs and distribution partners provide additional services.

  Web Customer Service Hosting

     NetAgent Live(TM), eshare's hosting service, enables our customers to eliminate software, hardware and configuration costs from their Internet customer service strategies by hosting our CIM solutions. Using NetAgent Live, our customers can minimize up-front costs and maximize the return on their investments. The NetAgent Live service gets our NetAgent Suite and other application software up-and-running on a dedicated server within 48 hours of order. With remote access to our applications data and reports, the customer can configure services 24x7.

CUSTOMERS

     We primarily license our products and services to companies that engage in various CRM activities. Our products are licensed to leading companies in a variety of industries including financial services, telecommunications and technology, electronic commerce and Web-communities as well as government and education. We provide solutions to call centers, Portals, Application Service Providers ("ASPs"), Internet Service Providers ("ISPs"), dot.coms, Web Exchanges, and Interactive Contact Centers.

     We have a customer base for our voice contact management products of approximately 600 contact center sites. Our Internet business has a customer base of over 350 NetAgent, EMAIL solutions and approximately 1,500 Expressions customer sites.

     Our customers independently operate domestic and international user groups. Each group conducts annual as well as regional user group meetings typically focused on common applications and business opportunities. We participate as invited in the user group conferences generally by conducting seminars, product demonstrations and educational sessions.

SALES AND MARKETING

     We license our voice contact management solutions through a direct sales organization with offices worldwide. Additionally, we maintain a network of distributors and VARs to re-license our products. We do business in the U.S., Canada, France and the United Kingdom primarily through direct channels, while products and services are licensed in other countries through indirect channels. We maintain strategic relationships with companies such as Cable & Wireless/Mercury Communications, Manta Systems, Mitsubishi, and Williams Communications.

     Our Internet products are also licensed through a direct telemarketing sales force and approximately 20 channel partnerships. We maintain strategic relationships with companies such as Snickleways Interactive and Linkshare Corporation to make NetAgent Suite available to approximately 200 online merchants, as well as relationships with America Online and StarMedia to assist in marketing NetAgent Suite to their merchant partners.

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

     Our marketing activities include product management, product marketing, direct marketing, public relations, press and analyst communications, event support and management of our Web site. Our business development group is responsible for creating distribution relationships, strategic alliances, joint-marketing agreements and co-development relationships with B2B, B2C, and C2C industry providers.

     As of December 31, 2000, eshare employed 134 people worldwide in our Sales and Marketing groups.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Our CIM architecture uses a standards-based framework to provide open solution implementations for best-of-breed products. Our open approach also helps assure that our CIM applications/components integrate easily with other applications and services, when provided by third parties.

     In particular, our CIM architecture offers the following benefits:

     - proven, tested, robust business services and application components;
     - off-the-shelf component development from heterogeneous technologies;
     - reusable common application elements to shorten development cycles;

     - lower application development and implementation costs;
     - faster development and deployment across multiple platforms; and
     - interoperability with legacy systems and new emerging applications.

     Our applications are based on an open architecture utilizing industry standards and provide seamless integration with third-party systems or customers' existing technology infrastructure. Our commitment to open architecture leverages customers' investments in other customer interaction management components by ensuring that these systems are adaptable for future needs. We seek the continued development of products that adhere to existing and emerging standards. However, there can be no assurance that we will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

     We intend to continue investment in research and development to maintain our position as a leader in CIM solutions. In fiscal 2000, 1999 and 1998, our research and development expenditures were approximately $10.7 million, $14.2 million and $11.8 million, respectively. All of our expenditures for research and development costs have been expensed as incurred. As of December 31, 2000, we employed 83 people in our research and development groups.

COMPETITION

     We compete as part of the larger CRM market, which includes both voice based and Internet based solutions. This market has been characterized by high growth rates, converging technologies and rapid technological innovation. These market dynamics represent both an opportunity and a competitive threat to eshare.

     We compete with numerous companies in each product category. Several of our competitors compete across many of our product lines, while others offer a more narrow solution. Some of our competitors include, in alphabetical order, Avaya Communications, Cisco Systems, Inc., Davox Corporation, eGain Communications, FaceTime, Genesys Telecommunications Laboratories, Kana Communications, LivePerson, PeopleSupport, and Siebel Systems.

     Many of our current and potential competitors have greater financial, marketing and technical resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we could.

     We believe that the primary competitive factors affecting our markets include the speed of application adaptability based on, flexibility, scalability, interoperability, functionality and ease of use, as well as reputation, quality, performance, price and customer service and support.

REGULATORY ENVIRONMENT

     Federal, state and foreign law regulate certain uses of outbound call management systems. The federal Telephone Consumer Protection Act ("TCPA") prohibits the use of automatic dialing equipment to call emergency telephone lines, health care and similar facility patient telephone lines, and telephone lines where the called party is charged for incoming calls, such as those used by pager and cellular phone services. The TCPA prohibits use of such equipment to engage two or more lines of a multi-line business simultaneously, and restricts the use of artificial or prerecorded voice messages in calls to residential lines. Among other things, the TCPA required the Federal Communications Commission ("FCC") to create regulations protecting residential telephone subscribers from unwanted telephone solicitations. In addition, the Telemarketing and Consumer Fraud and Abuse Prevention Act authorized the Federal Trade Commission ("FTC") to prohibit a variety of deceptive and/or abusive telemarketing practices, including, among other things, repetitive or harassing calls and requests by telemarketers for payments before certain types of services are provided. The rules adopted by the FCC and FTC prohibit calls to persons who have indicated that they do not wish to be contacted, and the FCC specifically requires telemarketers to maintain a company-specific "do-not-call list" that contains the names and numbers of residential subscribers who do not want to receive calls.

The rules also require that telemarketers may call consumers only after 8:00 a.m. and before 9:00 p.m., local time. The FCC rules do not restrict calls made to parties that have an "established business relationship" with the caller or calls placed by tax-exempt nonprofit organizations.

     The Telemarketing Fraud Prevention Act ("TFPA") adopted in June 1998, imposes severe criminal penalties, including forfeiture of property, for fraud committed through telemarketing calls. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. The Fair Debt Collection Practices Act ("FDCPA") limits communication by certain debt collectors with consumers only after 8:00 a.m. and before 9:00 p.m., local time, and not at the consumer's place of business. Many of our customers are exempt from the FDCPA. In addition, certain states have enacted laws regarding debt collection practices, which in some cases may impose restrictions on telephonic collection activities in addition to those of the FDCPA. Although compliance with these laws may limit the potential use of our products in some respects, we believe our systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters.

     The application of sales and other taxes by state and local governments to online commerce is currently under discussion. In particular, the federal government and a number of states are currently reviewing the appropriate tax treatment of online commerce, and new federal laws or state tax regulations may subject online commerce to additional state sales and use taxes. Any adverse impact on the growth of online commerce may reduce the sales of our software and adversely affect our revenues and earnings.

PROPRIETARY RIGHTS

     We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We hold numerous U.S. and foreign patents covering various processes and technologies utilized in telephony based call management systems. These patents cover our proprietary implementations of applications such as inbound/outbound call blending, call progress analysis, screen pops of the called person's account information, Cancel Dial(R) and Single System Image View(TM). We also have a number of pending patent applications on customer interaction management innovations for which patents have not yet issued. In many cases, we have also received or applied for patents in other countries covering the innovations covered by existing U.S. patents or patent applications. We have an extensive portfolio of 18 U.S. patents and 28 foreign patents worldwide; and more than 150 patents pending in over 20 countries, including 12 U.S. patents and 140 related foreign patents.

EMPLOYEES

     As of December 31, 2000, we had 443 full-time employees, (143 in professional services and global support services, 134 in sales and marketing, 83 in research and development and 70 in administration), of whom 386 were based in the U.S. and 57 were based in other countries. With the exception of our employees in our Mexico City subsidiary, none of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

     We believe our future success will depend in large part on our ability to recruit and retain qualified employees, especially experienced software engineering personnel. The competition for such personnel is intense, and we cannot assure that we will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors, and their ages as of January 31, 2001, are as follows:

NAME                                         AGE                   POSITION
----                                         ---                   --------
Aleksander Szlam...........................  49   Chairman of the Board and Chief Executive
                                                    Officer
George W. Landgrebe........................  59   Chief Operating Officer
Glen Shipley...............................  50   Chief Financial Officer and Chief
                                                  Administrative Officer
William K. Dumont..........................  51   President Worldwide Sales
Andrew J. Filipowski(1,2)..................  50   Director
Donald L. House(1,2).......................  59   Director
Steven Jeffery(1)..........................  45   Director
Jack A. Pellicci(1,2)......................  62   Director
James Tito.................................  44   Director

---------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     ALEKSANDER SZLAM founded eshare (formerly Melita International) in 1979 and has served as our Chairman of the Board since its inception. Mr. Szlam was Chief Executive Officer ("CEO") from 1979 until July 2000 and was again named CEO in January 2001. Prior to founding eshare, Mr. Szlam worked as a design engineer and scientist at Lockheed Corporation, Solid State Systems and NCR. Mr. Szlam received a BSEE and a MSEE from Georgia Institute of Technology and holds over 40 world industry patents.

     GEORGE W. LANDGREBE has served as our Chief Operating Officer since December 1999, and as our Chief Financial Officer from February 2000 through September 2000. Mr. Landgrebe was a Director of eShare.com, Inc. (formerly eShare Technologies, Inc.) from its inception until its merger with us. Prior to joining eShare.com, Inc., Mr. Landgrebe was managing partner in Performance Leadership, LLC, a business consulting group. Mr. Landgrebe has also held executive positions with AutEx Systems, an online, real time interactive equity block trading firm, Thomson Financial Information (American Banker/Bond Buyer), Robbins Research International, Infinite Possibilities LLC, WorkLife Solutions, and Xerox Corporation.

     GLEN SHIPLEY has served as our Chief Financial Officer since October 2000. From October 1998 to September 2000, Mr. Shipley was Chief Financial Officer for Vanishing Point, Inc., a venture backed start-up company. From 1996 to September 1998, Mr. Shipley was a corporate financial consultant and attorney in private practice rendering legal and financial advice to commercial enterprises. Other positions he has held include Chief Financial Officer and General Counsel of Advanced Research Management and Chief Financial Officer of MCEG, Inc., where he coordinated the company's initial public offering. Mr. Shipley received a M.B.A. from UCLA and his J.D. from Seattle University. He also holds a certified public accountant certificate.

     WILLIAM K. DUMONT has served as President Worldwide Sales from February 2001. Mr. Dumont served as Executive Vice President, Business Development, from January 2000 until September 2000 and as Executive Vice President Sales from October 2000 through January 2001. Mr. Dumont was Chief Operating Officer of eshare from January 1999 until December 1999. He was Senior Vice President, Worldwide Sales from August 1998 until December 1999. Mr. Dumont also served as Vice President, Sales from December 1996 until August 1998. Prior to joining eshare, Mr. Dumont served as Regional Manager for Octel Communications Corporation from 1994 to 1996, and from 1990 to 1994 he served as Regional Vice President of VMX, Inc., both of which are voice-processing companies.

     ANDREW J. FILIPOWSKI has served as a director since April 1999. He is President, CEO and Chairman of Divine, Inc, an enterprise web solutions company. Mr. Filipowski was Founder/Chairman/President of

Platinum Technology, Inc., from its founding in 1987 until its sale to Computer Associates, Inc. in 1999. Platinum Technology developed and marketed a wide array of distributed computing systems software products and data warehousing solutions.

     DONALD L. HOUSE has served as a director since June 1997. Mr. House is currently Chairman of the Board of Directors of Ockam Technologies. He served as Chairman of the Board of Directors of Clarus Corporation (formerly known as SQL Financials International, Inc.), from 1993 to 1998. He continues to serve on that Board, where he is a member of its Audit Committee. He is also on the Board of Carreker Corporation, where he is Chairman of the Audit Committee. Since 1988, he has been a business advisor, director and investor in a number of emerging growth high technology companies. From 1968 through 1987, Mr. House served in a number of positions with Management Science America, Inc.

     STEVEN JEFFERY has served as a director since December 2000. He is Chairman, President and CEO of Clarus Corporation. Mr. Jeffery joined Clarus in 1994 from Hewlett-Packard Company, where he served in a variety of sales, marketing and management positions in the U.S., Europe and Asia Pacific for 15 years. Before that, he was in sales with IBM. Mr. Jeffery holds a bachelor's degree in business from Sheffield City University in the U.K.

     JACK A. PELLICCI has served as a director since July 2000. He is Vice President of Oracle Corporation's Global Service Industries Group, having joined Oracle in 1992 after retiring from the U.S. Army as a Brigadier General, responsible for the Personnel Information Systems Command. Mr. Pellicci also served as the Deputy Director and acting Director of Training for the U. S. Army and was responsible for policy and funding for technology-based training and education. He is currently the co-chairman of the Armed Forces Communications and Electronics Association ("AFCEA") International's Technical Committee and has served on the Board of Directors of the Washington Chapter of AFCEA. He is a member of the Board of Directors of the Open GIS Consortium, a worldwide organization leading the initiative for interoperability in the GIS/Geo-processing community. Mr. Pellicci serves on the Board of Advisors for the Government Technology Program at the University of Denver. He also serves on the Board of Directors of Sedona, a public company focusing on Geospatial/GIS/Spatially Enabled CRM business. Mr. Pellicci holds a BSEE degree from the U.S. Military Academy at West Point, and a MSEE degree from the Georgia Institute of Technology.

     JAMES TITO has served as a director since September 1999. Mr. Tito served as our president from October 1999 through December 2000 and as our Chief Executive Officer from July 2000 through December 2000. Mr. Tito was a co-founder of eShare.com, Inc., and served as the Chairman and Chief Executive Officer of eShare.com, Inc. from its inception in October 1996 until its acquisition by us. Prior to co-founding eShare.com, Inc. Mr. Tito served as the president of its predecessor, Interactive Marketing Technologies, a database marketing, consulting and services firm, since 1988. Mr. Tito serves as a director of Long Island's Software Technology Network.

     There are no family relationships between any of our directors or executive officers.

CERTAIN FORWARD LOOKING STATEMENTS

     In this report (including the documents incorporated herein by reference), we have made certain forward-looking statements that are based on our current beliefs and the information currently available to us, as well as estimates and assumptions we have made. Words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries we serve, the costs of product development and other risks and uncertainties, including the risk and uncertainties identified above under "Risk Factors." Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. Please see Ex-hibit 99.1 "Safe Harbor Compliance Statement for Forward Looking Statements", the terms of which are incorporated herein, for additional factors to be considered by shareholders and prospective shareholders.

ITEM 2.  PROPERTIES

     Our corporate headquarters, which include our principal administrative offices, are located in approximately 100,000 square feet of modern office space in Norcross, Georgia. This facility is leased to us through 2005. Subsequent to entering into this lease, the facility was acquired by a partnership controlled by our Chairman of the Board, Chief Executive Officer and principal shareholder. We lease through our English subsidiary eShare Technologies Limited, approximately 14,000 square feet of modern office space outside London. The facility is owned by a corporation controlled by our Chairman of the Board, Chief Executive Officer and principal shareholder.

     Our marketing, support, sales and research and development activities are undertaken in our corporate headquarters and a 36,000 square foot leased facility in Hauppauge, New York. Through the year 2000, we also leased space for several sales and support centers located in the United States, Mexico City, and Paris. In addition, we had leased space in Toronto through October 1999.

ITEM 3.  LEGAL PROCEEDINGS

     We are from time to time, subject to legal proceedings and claims that have arisen in the ordinary course of business. We are not currently a party to any legal proceedings that we believe to be material with respect to our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters brought to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market, or Nasdaq, under the symbol "ESHR." The following table sets forth the range of high and low sale prices for our common stock on Nasdaq during the periods indicated:

                                                                HIGH    LOW
                                                                ----    ---
1999:
  First Quarter.............................................     25 1/8 11
  Second Quarter............................................     16 7/8  9 3/8
  Third Quarter.............................................     13 1/2  7 3/4
  Fourth Quarter............................................    28 7/16  3 7/16
2000:
  First Quarter.............................................     26     11 1/4
  Second Quarter............................................     12 1/4  4 5/8
  Third Quarter.............................................      7      1 7/8
  Fourth Quarter............................................      3 5/8   3/4
2001:
  First Quarter (through March 21, 2001)....................      2 1/8   11/16

     On March 21, 2001, the last sale price of the common stock on Nasdaq was $0.72 per share. As of March 21, 2001, there were 172 holders of record of our common stock.

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. We have derived the statement of operations data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 from our financial statements. On September 1, 1999, we completed the acquisition of eShare.com, Inc. (formerly eShare Technologies, Inc.). The acquisition was accounted for as a pooling of interest; therefore, all prior period amounts have been restated.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               2000       1999      1998      1997      1996
                                             --------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
NET REVENUES:
  Product..................................  $ 48,675   $ 63,063   $71,333   $46,481   $32,077
  Service..................................    35,281     31,792    25,748    20,039    15,944
                                             --------   --------   -------   -------   -------
          Total revenues...................    83,956     94,855    97,081    66,520    48,021
Cost of revenues:
  Product..................................    10,738     19,398    21,680    15,577    11,494
  Service..................................    20,384     16,765    13,346     9,642     6,994
                                             --------   --------   -------   -------   -------
          Total cost of revenues...........    31,122     36,163    35,026    25,219    18,488
                                             --------   --------   -------   -------   -------
Gross margin...............................    52,834     58,692    62,055    41,301    29,533
Operating expenses:
  Engineering, research and development....    10,658     14,213    11,798     8,003     5,158
  Selling, general and administrative......    57,042     46,467    36,208    26,080    17,655
  Write off of purchased software..........     3,186         --        --       268        --
  Amortization of intangible assets........     1,021        542        --        --        --
  Acquisition and restructuring related
     charges...............................        --      6,990        --        --        --
  Deferred compensation expense............        --      2,271        --        --        --
                                             --------   --------   -------   -------   -------
          Total operating expenses.........    71,907     70,483    48,006    34,351    22,813
                                             --------   --------   -------   -------   -------
(Loss) income from operations..............   (19,073)   (11,791)   14,049     6,950     6,720
Other income, net..........................       414        756     1,067       417       178
                                             --------   --------   -------   -------   -------
(Loss) income before income taxes..........   (18,659)   (11,035)   15,116     7,367     6,898
Income tax (benefit) provision:
  Tax (benefit) provision..................    (7,542)    (1,077)    6,576     3,024         2
  Deferred tax adjustment..................        --         --        --    (1,473)       --
                                             --------   --------   -------   -------   -------
Net (loss) income..........................  $(11,117)  $ (9,958)  $ 8,540   $ 5,816   $ 6,896
Preferred stock preference.................        --     (5,850)       --        --        --
                                             --------   --------   -------   -------   -------
Net (loss) income applicable to common
  shareholders.............................  $(11,117)  $(15,808)  $ 8,540   $ 5,816   $ 6,896
                                             ========   ========   =======   =======   =======
Income before pro forma income taxes.......                                  $ 7,367   $ 6,896
Pro forma income taxes.....................                                    4,469     2,827
                                                                             -------   -------
Pro forma net income.......................                                  $ 2,898   $ 4,069
                                                                             =======   =======

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               2000       1999      1998      1997      1996
                                             --------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
(Loss) earnings per share:
  Diluted (loss) earnings per share........  $  (0.51)  $  (0.76)  $  0.40   $  0.29   $  0.39
  Pro forma diluted (loss) earnings per
     share.................................  $  (0.51)  $  (0.76)  $  0.40   $  0.14   $  0.23
Weighted average shares outstanding:
  Diluted..................................    21,697     20,758    21,575    20,049    17,475

                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                2000      1999      1998      1997      1996
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.................................  $14,727   $14,873   $30,783   $32,116   $10,973
Working capital..............................   21,622    38,596    42,656    32,909     9,474
          Total assets.......................   72,872    77,323    78,484    58,861    29,167
Long-term debt, net of current portion.......       --        74     2,726       185        --
          Total shareholders' equity.........   44,390    53,837    48,394    38,649    12,786

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a provider of CIM software applications. Our solutions support voice, e-mail, live interaction/chat and hosting services for approximately 2,500 call center sites, e-businesses, ASPs, ISPs and Portals in approximately 30 countries. Our solutions enable real-time interactive communications and services, both voice based and over the Internet, and include customer service and support, customer self-service, instant messaging, live conferencing and events, distance learning, community chat, threaded discussion forums and a variety of custom integration tools. Organizations use our applications and services to implement strategies for customer interaction that increase the value derived from their customers by enhancing customer acquisition and retention activities, while reducing costs and improving agent productivity and effectiveness. We offer ongoing maintenance support of our products. We also offer fee-based installation, integration, training, hosting and consulting services.

     Our revenues are derived primarily from product license fees for the use of our software applications and sales of related computer and telephony hardware to utilize the software, service fees for ongoing system support, maintenance, installation, integration, training, and consulting services, and fees for hosting applications for our customers. We recognize product revenue upon delivery of the product if there are no significant post-delivery obligations, if collection is probable and if our fees are fixed and determinable. Revenues from post-contract maintenance support and revenues from hosting applications are recognized ratably over the term of the support or hosting period. Post-contract maintenance support revenues accounted for 25.6% of total revenues in 2000. Revenues from consulting, installation, integration, and training services are recognized as the services are performed. In any given period, a significant portion of our revenues may be derived from large sales to a limited number of customers. During 2000, no customer accounted for more than 10% of our total revenues. During 1999, First USA Bank accounted for 11% of our total revenues. During 1998, CitiGroup accounted for 13.1% of our total revenues. Revenues from our five largest customers represented 16.6%, 28.2% and 23.2%, of our total revenues for 2000, 1999 and 1998, respectively.

     We currently market our products in the United States, Canada, Mexico, France, and the United Kingdom through a direct sales force and through select distributors. We rely on VARs and distributors to sell, install and support our products in other countries. Revenues from sales to customers outside the United States accounted for 27.5%, 31.7%, and 23.8% of our total revenues for 2000, 1999 and 1998, respectively. We believe that our continued growth and future profitability will require further expansion of our international operations. In order to successfully expand international sales, we continue to establish additional foreign operations and we plan to hire additional personnel and recruit additional VARs and distributors. To the extent that we are unable to do so on a timely basis, our revenue growth, if any, may be slowed, and profitability may be adversely affected. Our international revenues are denominated primarily in British pounds or Euro. Our expenses incurred in foreign countries are typically denominated in local currencies. We have recognized pre-tax foreign exchange (losses) gains of approximately $(43,000), $(49,000) and $16,000 in 2000, 1999 and 1998, respectively. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on our future international operations.

     In June 1999 we acquired smallwonder! softworks, Inc., a provider of multi-media, web enabled call center software solutions. The acquisition was accounted for as a purchase. Under purchase accounting, the total purchase cost and fair value of liabilities assumed were allocated to the tangible and intangible assets of smallwonder softworks based upon their respective fair values as of the closing. The remainder of the excess of the purchase price over the tangible assets acquired of approximately $4.7 million was assigned to trade names, workforce, and goodwill and is being amortized over a period of five years.

     In September 1999 we merged with eShare.com, Inc. (formerly eShare Technologies, Inc.), a provider of Internet-based software solutions. The merger was designed to expand our addressable market to include the emerging market of customer interaction management over the Internet. All historical financial information and analysis have been restated to reflect the acquisition, which was accounted for as a pooling of interests. With the merger, we are currently operating in two segments, telephony and Internet. We believe that these two segments may collapse into a single segment as we integrate our telephony and Internet solutions into a single product offering and as the market place changes from "call center" or telephony centric installations into "contact centers" using blended forms of customer contact technology. Segment information is detailed in the notes to the consolidated financial statements. Although not currently a material segment of business, we are actively pursuing the licensing of our patent portfolio. We believe that our patents are infringed by a number of companies. We intend to selectively move forward to enforce our patents against potential infringers when we can document the infringement and believe that we can recover a combination of damages for past infringements and enter into license agreements for future patent use. We believe this segment may produce material and reportable revenue and income streams in the future.

RESULTS OF OPERATIONS

     The following table sets forth items shown in our statement of operations as a percentage of total revenues for the periods indicated. The table should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net revenues:
  Product...................................................   58.0%    66.5%    73.5%
  Service...................................................   42.0     33.5     26.5
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
Cost of revenues:
  Product...................................................   12.8     20.4     22.3
  Service...................................................   24.3     17.7     13.8
                                                              -----    -----    -----
          Total cost of revenues............................   37.1     38.1     36.1
                                                              -----    -----    -----
Gross margin................................................   62.9     61.9     63.9
Operating expenses:
  Engineering, research and development.....................   12.7     15.0     12.2
  Selling, general and administrative.......................   67.9     49.0     37.3
  Write off of purchased software...........................    3.8       --       --
  Amortization of intangible assets.........................    1.2      0.6       --
  Acquisition and restructuring related charges.............     --      7.3       --
  Deferred compensation expense.............................     --      2.4       --
                                                              -----    -----    -----
          Total operating expenses..........................   85.6     74.3     49.5
                                                              -----    -----    -----
(Loss) income from operations...............................  (22.7)   (12.4)    14.4
Other income, net...........................................    0.5      0.8      1.1
                                                              -----    -----    -----
(Loss) income before income taxes...........................  (22.2)   (11.6)    15.5
Income tax (benefit) provision:
  Tax (benefit) provision...................................   (9.0)    (1.1)     6.7
                                                              -----    -----    -----
Net (loss) income...........................................  (13.2)%  (10.5)%    8.8%
Preferred stock preference..................................     --     (6.2)      --
                                                              -----    -----    -----
Net (loss) income applicable to common shareholders.........  (13.2)%  (16.7)%    8.8%
                                                              =====    =====    =====

     The following table sets forth, for each component of net revenues, the cost of such revenues as a percentage of such revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Cost of product revenues....................................  22.1%    30.8%    30.4%
Cost of service revenues....................................  57.8%    52.7%    51.8%

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues

     Product. Product revenues in 2000 were $48.7 million as compared to $63.1 million in 1999, a decrease of $14.4 million, or 22.8%. Revenue from the sale of telephony product decreased $20.3 million or 36.7% for the comparable periods. This decrease is principally due to a slowdown in purchases from telephony customers and ongoing pricing pressures within the telephony based call center industry. This reduction was partially offset by an increase in Internet product revenues of $5.9 million, or 79.0%, from $7.6 million in 1999 to $13.5 million in 2000. This increase resulted from continued market acceptance of our Internet-based customer interaction products and the growing trend of telephony based call centers to add Internet customer interaction software tools.

     Service. Service revenue increased by $3.5 million, or 11.0% to $35.3 million in 2000 as compared to service revenue of $31.8 million in 1999. Increased maintenance and consulting service revenue associated with the increase in Internet product sales was the primary source of the new service revenues.

     Cost of Revenues

     Product. The cost of product revenues include the cost of material, fees paid to third parties for outsourced hardware assembly and, in certain instances, the cost of sublicensing third-party software. The cost of product revenue for 2000 was $10.7 million, a decrease of $8.7 million, or 44.6%, as compared to $19.4 million in 1999. This decrease in product cost is principally the result of software only upgrades for our existing telephony customers and the lower cost of software only Internet products. Cost of product revenue for 2000 was 22.1% of related product revenues as compared to 30.8% of related product revenues for 1999. This 8.7% decrease in absolute dollar terms in the cost of product revenue was due to the decline in telephony hardware product revenue and a higher percentage of software products in total product revenue as compared to the prior year.

     Service. The cost of service revenues primarily consist of employee-related costs and outsourcing costs for customer support, consulting and field service personnel, as well as fees paid to third parties for installation services and post installation, help desk, and hardware maintenance services. The Company's cost of service revenues for 2000 increased to $20.4 million or 57.8% of related service revenues as compared to $16.8 million or 52.9% of related service revenues for 1999. This increase in cost of service revenues is related to the addition of personnel primarily to support Internet services plus investments to increase our customer support to a global, 24 X 7 coverage.

     Operating Expenses

     Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with Internet and telephony software product development. Also included are outside contractor costs for development projects. Engineering, research and development expenses decreased by $3.5 million, or 24.7%, to $10.7 million in 2000, as compared to $14.2 million in 1999, while as a percentage of product revenue they were 22.0% of product revenues in 2000 as compared to 22.5% of product revenues in 1999. The drop in absolute dollars from 2000 to 1999 was primarily the result of targeting engineering, research and development to approximately 22% of revenues. We intend to continue to invest in product development activities as we combine the telephony and Internet products into a seamless CIM solution for our customers. As a result, we expect that engineering, research and development costs will increase in the future.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising, other promotional expenditures, as well as depreciation and bad debt expenses. Our selling, general and administrative expenses increased by $10.5 million, or 22.6%, to $57.0 million in 2000, as compared to $46.5 million in 1999. During fiscal 2000, the Company increased its reserves for bad debts to $4.6 million as compared to reserves for bad debts of $3.0 million in fiscal 1999 for an increase of $1.6 million. In addition, we recorded bad debt expenses of $9.0 million in fiscal 2000 as compared to $2.0 million in fiscal 1999. The bad debt expense increase in 2000 was primarily due to the failure of several dot.com companies and the write-off of problematic foreign product receivables as well as non-collectible receivables from maintenance contracts and charge backs under Expert Services contracts. We do not expect this trend to continue.

     Write-off of Purchased Software

     In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", the Company recorded an impairment loss of $3.2 million in 2000 due to a write-down of purchased third party software. Based on the Company's evaluation of the future market potential and recoverability of this software product, the Company wrote off the estimated unrecoverable portion of its investment. This write-down is a onetime event, as the Company has not recorded any other such third party software investments.

     Other Income (Expense), Net

     Other income (expense), net decreased by $0.3 million, or 45.2%, to $0.4 million in 2000, as compared to $0.7 million in 1999. These decreases resulted from reduced interest income earned on lower average balances invested in marketable securities over the comparable periods and a loss on disposal of assets of approximately $0.4 million in 2000.

     Income Tax (Benefit)

     We recorded a tax benefit of $7.5 million in 2000 as compared to a tax benefit of $1.1 million in 1999. Our effective tax rate was (40.4)% in 2000 primarily due to management's estimate of utilization of the majority of the current net operating loss carryforwards. Our effective tax rate was (9.7)% for 1999 primarily due to the effect of not recording the majority of the benefit on the losses incurred by eShare.com, Inc. due to the uncertainty of realizing those losses.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues

     Product. Our product revenues declined by 11.6% from $71.3 million in 1998 to $63.1 million in 1999. The decrease in product revenues was due to reduced demand for our call center products, primarily in the United States, and to a reduction in hardware content in our products. Total call center product revenue dropped 18.3% from $67.9 million in 1998 to $55.5 million in 1999. The reduced demand related to Y2K slowdown concerns in purchasing as well as increased pricing pressures within the call center industry. Internet product revenue increased 123.1% from $3.4 million in 1998 to $7.6 million in 1999 due to increased demand for Internet customer interaction solutions. In addition, our Internet product suite was expanded with the introduction of NetAgent 2.0 in the fourth quarter of 1998, Expressions 4.0 in the first quarter of 1999, Connections and Re:sponse in the third quarter of 1999, and NetAgent 3.0 in the fourth quarter of 1999.

     Service. We increased our service revenues by 23.5% from $25.7 million in 1998 to $31.8 million in 1999. Service revenues increased primarily due to an increase in the number of post-contract maintenance support agreements and growing demand for post-implementation consulting services.

     Cost of Revenues

     Product. Cost of product revenues decreased from $21.7 million, or 30.4% of related product revenues, in 1998, to $19.4 million, or 30.8% of related product revenues, in 1999. Cost of product revenues for the call center segment decreased from $21.3 million, or 31.4% of related product revenues in 1998, to $19.0 million, or 34.3% of related product revenues, in 1999. The decrease in absolute dollars in the cost of product revenues was due to the decline in the volume of shipments of our call center products. The increase as a percentage of product revenues was primarily due to the impact of personnel and other fixed costs as compared to a reduced base of call center product revenues. Cost of product revenues for the Internet segment increased from $344,000, or 10.2% of related product revenues in 1998, to $392,000, or 5.2% of related product revenues, in 1999. The increase in absolute dollars in cost of product revenues was related to the increase in volume of shipments of our Internet products. The decrease as a percentage of product revenues was primarily due to the impact of an increased base of Internet product revenues in relation to personnel and other fixed costs.

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

     Operating Expenses

     Engineering, research and development. Engineering, research and development costs increased from $11.8 million, or 12.2% of total revenues, in 1998, to $14.2 million, or 15.0% of total revenues, in 1999. The increase in absolute dollars resulted primarily from the addition of developers and outside contractors to support Internet product development efforts. The increase as a percentage of total revenues was primarily a factor of the reduced call center product revenues.

     Selling, general and administrative. Selling, general and administrative costs increased from $36.2 million, or 37.3% of total revenues, in 1998, to $46.5 million, or 49.0% of total revenues, in 1999. This increase in absolute dollars was primarily related to the expansion of our sales and marketing resources, and increased levels of marketing activities. The increase as a percentage of total revenues was primarily a result of the reduction in total revenues, and the duplicate costs of supporting two business segments as a result of the pooling of interest accounting treatment following the acquisition of eShare.com, Inc., which began its principal selling operations in fiscal 1999.

     Acquisition and Merger-Related Expenses

     In connection with the fiscal 1999 acquisition of smallwonder! softworks, Inc., and the merger with eShare.com, Inc., we incurred direct merger and restructuring related expenses of approximately $7.0 million, comprised primarily of investment bankers, attorneys, accountants and other professional fees. In addition, we incurred $2.3 million (non-cash) of indirect deferred compensation expenses related to the conversion of the eShare.com, Inc. stock option plan. We also incurred $0.5 million in amortization of intangible assets related to the purchase of smallwonder! softworks, Inc.

     Other Income, Net

     Other income, net decreased from $1.1 million in 1998 to $0.7 million in 1999. The decrease was primarily due to interest income earned on our investments in marketable securities, which decreased due to lower cash levels caused by negative cash flows from operating activities in the second half of the year.

     Income Tax Provision (Benefit)

     We recorded an income tax provision of $6.6 million in 1998 and an income tax benefit of approximately $1.1 million in 1999. Our effective tax rate was 43.3% in 1998 primarily due to the effect of permanent differences between book and tax and due to the effect of not recording the benefit on the losses incurred by eShare.com, Inc. due to the uncertainty of realizing those losses. Our effective tax rate was (9.7)% for 1999 primarily due to the effect of recording some of the benefit on the losses incurred by the Company.

     Preferred Stock Preference

     Included in results of operations for the year ended December 31, 1999, is a non-recurring, non-cash charge of $5.8 million which represents the difference between the estimated fair value of common stock of eShare.com, Inc. at February 19, 1999 and the purchase price of certain Series C Preferred Stock issued on that date. As part of the acquisition of eShare.com, Inc. the Series C Preferred Stock was converted to common stock.

SELECTED QUARTERLY RESULTS

     The following table shows unaudited statement of operations data for each of the periods indicated. This data has been derived from unaudited interim financial statements prepared on the same basis as the audited financial statements.

                                                                                NET INCOME
                                                                                  (LOSS)
                                                                       NET     APPLICABLE TO    DILUTED
                                                 TOTAL      GROSS    INCOME       COMMON       EARNINGS
                                                REVENUES   MARGIN    (LOSS)    SHAREHOLDERS    PER SHARE
                                                --------   -------   -------   -------------   ---------
1999:
  First Quarter...............................  $29,106    $18,896   $ 2,474      $(3,376)      $(0.16)
                                                =======    =======   =======      =======
  Second Quarter..............................  $26,896    $17,308   $   564      $   564       $ 0.03
                                                =======    =======   =======      =======
  Third Quarter...............................  $19,127    $10,717   $(9,348)     $(9,348)      $(0.45)
                                                =======    =======   =======      =======
  Fourth Quarter..............................  $19,706    $11,771   $(3,648)     $(3,648)      $(0.17)
                                                =======    =======   =======      =======
2000:
  First Quarter...............................  $20,456    $13,444   $  (822)     $  (822)      $(0.04)
                                                =======    =======   =======      =======
  Second Quarter..............................  $21,301    $13,844   $(1,235)     $(1,235)      $(0.06)
                                                =======    =======   =======      =======
  Third Quarter...............................  $22,294    $14,666   $(1,122)     $(1,122)      $(0.05)
                                                =======    =======   =======      =======
  Fourth Quarter..............................  $19,905    $10,880   $(7,938)     $(7,938)      $(0.36)
                                                =======    =======   =======      =======

FINANCIAL CONDITION

     Total assets as of December 31, 2000, were $72.9 million, a decrease of $4.4 million from December 31, 1999. The decrease was primarily due to the reduction in Accounts receivable of $6.3 million and Prepaid expenses and other of $2.1 million, offset by an increase in Deferred taxes of $4.3 million. Accounts receivable decreased $6.3 million due to increased collections and the increase in bad debt reserves and write-off of certain receivables. Prepaid expenses and other decreased by $2.1 million primarily caused by a lower tax refund in 2000. Deferred taxes increased $4.3 million primarily due to the recognition of increased net operating loss carryforwards.

     Current liabilities as of December 31, 2000 were $28.5 million, an increase of $5.1 million from December 31, 1999. The increase was primarily due to an increase in Deferred revenue of $3.2 million and an increase in accounts payable and accrued liabilities of $1.5 million. The increase in deferred revenue was derived principally from increased billings and cash collections of maintenance contracts that are generally one year in length. The timing for payment of and the accrual of liabilities varies from period to period according to the terms of the underlying obligations and is primarily responsible for the increase.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through internally generated cash flow and the proceeds of our 1997 initial public offering. Our operating activities generated cash of $4.6 million in 2000, used cash of $11.8 million in 1999, and used cash of $0.2 million in 1998. In 2000, our source of cash was primarily due to the decrease in accounts receivable of $6.3 million and increases in deferred revenue of $3.2 million and accounts payable and accrued liabilities of $1.5 million, offset by net losses. In 1999 our use of cash was caused by net operating losses and a decrease in accounts payable and accrued liabilities. In 1998, our use of cash resulted from net income, an increase in accounts payable and accrued liabilities and deferred revenue, primarily offset by an increase in accounts receivable, and a decrease in other current liabilities.

     Our investing activities used cash of $1.2 million in 2000, generated cash of $0.7 million in 1999, and used cash of $3.3 million in 1998. The use of cash in 2000 was primarily for the purchase of capital equipment offset by a reduction in investments in marketable securities. The generation of cash in 1999 was primarily from a reduction in investments in marketable securities offset by purchases of capital equipment and software to support our growth and the purchase of smallwonder! softworks, Inc. The use of cash in 1998 was primarily for the purchase of capital equipment and software to support our growth and was partially offset by a reduction in investments in marketable securities

     Our financing activities generated $1.7 million in 2000, $6.6 million in 1999, and $3.3 million in 1998. The cash generated in 2000 was primarily from redemption of options to purchase common stock. Our cash in 1999 was primarily from the sale of common stock and preferred stock by eShare.com, Inc. Our cash in 1998 was primarily a result of the issuance of convertible notes and the sale of common stock.

     As of December 31, 2000, we had working capital of $21.6 million. Cash, cash equivalents and marketable securities were $14.7 million. In order to enhance our liquidity, we are exploring the establishment of a line of credit with a commercial lender. There can be no assurance we will complete such a transaction. We believe that existing cash, cash equivalents and marketable securities and potential cash flow from operations will be sufficient to meet our cash requirements for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of SFAS No. 133 was delayed through the issuance of SFAS No. 137 and 138 to fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured based on their fair values. The Company adopted SFAS No. 133 on January 1, 2001 and does not hold any significant derivative financial instruments; therefore, the adoption of this statement did not have a significant impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a number of market risks in the ordinary course of business, such as foreign currency exchange risks resulting from our international operations. These risks arise in the normal course of business rather than from trading. During fiscal 2000, the Company did not actively participate in any foreign currency hedging strategies. Our international revenues are denominated primarily in British pounds or Euro. Our expenses incurred in foreign countries are typically denominated in local currencies. The magnitude and direction of any adjustment in the future depends on the relationship of the U.S. dollar to other currencies. In 2000, the unrecognized translation adjustment was primarily due to the decrease in the British pound and Euro compared to 1999. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on our future international operations.

     In addition, some of our traded assets are exposed to market risks such as interest rate fluctuations. Primarily, this risk comes from securities owned by us through Melita Finance Corporation, our wholly-owned investment subsidiary. At December 31, 2000, the Company was invested primarily in commercial paper and municipal bonds with short-term maturities.

     The following table provides information about securities owned by us through Melita Finance Corporation that are sensitive to market risks:

                SECURITIES SENSITIVE TO MARKET RISK BY MATURITY
                            AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                               2001    2002    TOTAL
                                                              ------   -----   -----
Fixed Rate ($US)............................................  $6,777   $ 352   7,129
  Average Interest Rate.....................................    4.75%   4.59%   4.72%

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999
                         TOGETHER WITH AUDITORS' REPORT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   22
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   23
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000...............   24
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 2000.....   25
Consolidated Statements of Comprehensive (Loss) Income for
  each of the three years in the period ended December 31,
  2000......................................................   26
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   27
Notes to Consolidated Financial Statements..................   28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To eshare communications, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of eshare communications, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, comprehensive (loss) income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of eshare communications, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements as of and for the year ended December 31, 1998 of eShare.com, Inc. (a Delaware corporation, and formerly eShare Technologies, Inc.), a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of eshare communications, Inc. and subsidiaries and reflect total assets and total revenues of 4% and 4% in 1998, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for eShare.com, Inc., is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of eshare communications, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Atlanta, Georgia
February 14, 2001

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,598    $  3,558
  Marketable securities.....................................     7,129      11,315
  Accounts receivable, net of allowance for doubtful
     accounts of $4,577 and $3,817 at December 31, 2000 and
     1999, respectively.....................................    26,587      32,863
  Inventories, net..........................................     2,157       1,967
  Deferred taxes............................................     1,397       4,921
  Prepaid expenses and other................................     5,236       7,384
                                                              --------    --------
          Total current assets..............................    50,104      62,008
                                                              --------    --------
Property and equipment, at cost:
  Furniture and fixtures....................................     3,322       3,122
  Equipment.................................................    17,972      17,436
  Leasehold improvements....................................     1,630       1,390
                                                              --------    --------
          Total property and equipment......................    22,924      21,948
  Less accumulated depreciation.............................   (12,268)    (10,985)
                                                              --------    --------
          Property and equipment, net.......................    10,656      10,963
                                                              --------    --------
Deferred taxes..............................................     7,776          --
Intangible assets, net......................................     4,196       4,254
Other assets................................................       140          98
                                                              --------    --------
          Total assets......................................  $ 72,872    $ 77,323
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,809    $  3,343
  Accrued liabilities.......................................     8,711      11,651
  Deferred revenue..........................................    11,463       8,265
  Other current liabilities.................................       499          12
  Current portion of notes payable..........................        --         141
                                                              --------    --------
          Total current liabilities.........................    28,482      23,412
                                                              --------    --------
Commitments and contingencies (Note 7)
Notes payable, excluding current portion....................        --          74
Shareholders' Equity
Preferred stock, no par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2000 and
  1999......................................................        --          --
  Common Stock, no par value: 100,000,000 shares authorized,
     21,797,312 and 21,386,714 issued and outstanding at
     December 31, 2000 and 1999, respectively...............        69          69
  Additional paid-in capital................................    62,166      59,504
  Accumulated other comprehensive loss......................    (1,020)        (28)
  Accumulated deficit.......................................   (16,825)     (5,708)
                                                              --------    --------
          Total shareholders' equity........................    44,390      53,837
                                                              --------    --------
          Total liabilities and shareholders' equity........  $ 72,872    $ 77,323
                                                              ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                 2000          1999         1998
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
  Product...................................................   $ 48,675      $ 63,063      $71,333
  Service...................................................     35,281        31,792       25,748
                                                               --------      --------      -------
          Total revenues....................................     83,956        94,855       97,081
                                                               --------      --------      -------
Cost of revenues:
  Product...................................................     10,738        19,398       21,680
  Service...................................................     20,384        16,765       13,346
                                                               --------      --------      -------
          Total cost of revenues............................     31,122        36,163       35,026
                                                               --------      --------      -------
Gross margin................................................     52,834        58,692       62,055
                                                               --------      --------      -------
Operating expenses:
  Engineering, research and development.....................     10,658        14,213       11,798
  Selling, general and administrative.......................     57,042        46,467       36,208
  Write-off of purchased software...........................      3,186            --           --
  Amortization of intangible assets.........................      1,021           542           --
  Acquisition and restructuring related charges.............         --         6,990           --
  Deferred compensation expense.............................         --         2,271           --
                                                               --------      --------      -------
          Total operating expenses..........................     71,907        70,483       48,006
                                                               --------      --------      -------
(Loss) income from operations...............................    (19,073)      (11,791)      14,049
Other income, net...........................................        414           756        1,067
                                                               --------      --------      -------
(Loss) income before income taxes...........................    (18,659)      (11,035)      15,116
Income tax (benefit) provision..............................     (7,542)       (1,077)       6,576
                                                               --------      --------      -------
Net (loss) income...........................................    (11,117)       (9,958)       8,540
Preferred stock preference..................................         --        (5,850)          --
                                                               --------      --------      -------
Net (loss) income applicable to common shareholders.........   $(11,117)     $(15,808)     $ 8,540
                                                               ========      ========      =======
(Loss) earnings per share:
  Basic.....................................................   $  (0.51)     $  (0.76)     $  0.42
                                                               ========      ========      =======
  Diluted...................................................   $  (0.51)     $  (0.76)     $  0.40
                                                               ========      ========      =======
Weighted average shares outstanding:
  Basic.....................................................     21,697        20,758       20,259
                                                               ========      ========      =======
  Diluted...................................................     21,697        20,758       21,575
                                                               ========      ========      =======

 The accompanying notes are an integral part of these consolidated statements.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                       ACCUMULATED
                                                                                          OTHER
                                       COMMON STOCK       ADDITIONAL                  COMPREHENSIVE   RETAINED
                                    -------------------    PAID-IN       DEFERRED        INCOME       EARNINGS
                                      SHARES     AMOUNT    CAPITAL     COMPENSATION      (LOSS)       (DEFICIT)    TOTAL
                                    ----------   ------   ----------   ------------   -------------   ---------   --------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31, 1997........  20,234,840    $69      $42,848       $    (8)        $    30      $ (4,290)   $ 38,649
  Net income......................          --     --           --            --              --         8,540       8,540
  Exercise of warrants............          --     --            1            --              --            --           1
  Deferred compensation...........          --     --          394          (394)             --            --          --
  Amortization of deferred
    compensation..................          --     --           --            99              --            --          99
  Proceeds from the issuance of
    common stock..................     102,343     --        1,039            --              --            --       1,039
  Unrealized gain on marketable
    securities....................          --     --           --            --              89            --          89
  Foreign currency translation
    adjustment....................          --     --           --            --             (23)           --         (23)
                                    ----------    ---      -------       -------         -------      --------    --------
Balance, December 31, 1998........  20,337,183     69       44,282          (303)             96         4,250      48,394
  Net loss........................          --     --           --            --              --        (9,958)     (9,958)
  Proceeds from the issuance of
    common stock..................   1,049,531     --        6,292            --              --            --       6,292
  Non-cash stock issuance costs...          --     --          119            --              --            --         119
  Tax benefit from exercise of
    options.......................          --     --        3,598            --              --            --       3,598
  Conversion of convertible
    notes.........................          --     --        3,000            --              --            --       3,000
  Issuance of warrants............          --     --          244            --              --            --         244
  Deferred compensation with
    granting of options...........          --     --        1,969        (1,830)             --            --         139
  Amortization of deferred
    compensation..................          --     --           --         2,133              --            --       2,133
  Unrealized loss on marketable
    securities....................          --     --           --            --            (148)           --        (148)
  Foreign currency translation
    adjustment....................          --     --           --            --              24            --          24
                                    ----------    ---      -------       -------         -------      --------    --------
Balance, December 31, 1999........  21,386,714     69       59,504            --             (28)       (5,708)     53,837
  Net loss........................          --     --           --            --              --       (11,117)    (11,117)
  Proceeds from the issuance of
    common stock..................     410,598     --        1,888            --              --            --       1,888
  Non-cash stock issuance costs...          --     --          127            --              --            --         127
  Tax benefit from exercise of
    options.......................          --     --          647            --              --            --         647
  Unrealized gain on marketable
    securities....................          --     --           --            --              47            --          47
  Foreign currency translation
    adjustment....................          --     --           --            --          (1,039)           --      (1,039)
                                    ----------    ---      -------       -------         -------      --------    --------
Balance, December 31, 2000........  21,797,312    $69      $62,166       $    --         $(1,020)     $(16,825)   $ 44,390
                                    ==========    ===      =======       =======         =======      ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                2000       1999      1998
                                                              --------   --------   ------
                                                                     (IN THOUSANDS)
Net (loss) income...........................................  $(11,117)  $ (9,958)  $8,540
                                                              --------   --------   ------
Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustment...................    (1,039)        24      (23)
  Unrealized gain (loss) on marketable securities...........        47       (148)      89
                                                              --------   --------   ------
     Other comprehensive (loss) income......................      (992)      (124)      66
                                                              --------   --------   ------
Comprehensive (loss) income.................................  $(12,109)  $(10,082)  $8,606
                                                              ========   ========   ======

 The accompanying notes are an integral part of these consolidated statements.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                2000      1999       1998
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) income.........................................  $(11,117)  $(9,958)  $  8,540
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Deferred taxes.........................................    (3,605)   (1,190)    (1,695)
     Depreciation and amortization..........................     5,246     3,120      2,463
     Write-off of purchased software........................     3,186        --         --
     Non cash financing and compensation expense............       127        --        197
     Non cash compensation expense..........................        --     2,271         --
     Loss on disposal of property and equipment.............       473        --         --
     Changes in assets and liabilities, net of effects of
       acquisition:
       Accounts receivable, net.............................     6,276     1,322    (17,723)
       Inventories..........................................      (190)     (595)     1,201
       Prepaid expenses and other assets....................    (1,038)     (154)      (201)
       Accounts payable and accrued liabilities.............     1,526    (7,961)     5,904
       Deferred revenue.....................................     3,198     1,691      2,429
       Other current liabilities............................       487      (803)    (1,173)
       Other, net...........................................       (42)      471       (103)
                                                              --------   -------   --------
          Total adjustments.................................    15,644    (1,828)    (8,701)
                                                              --------   -------   --------
          Net cash provided by (used in) operating
            activities......................................     4,527   (11,786)      (161)
                                                              --------   -------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (4,354)   (6,106)    (4,585)
  Sale of marketable securities, net........................     4,186    11,441      1,302
  Acquisition, net of cash acquired.........................    (1,000)   (4,605)        --
                                                              --------   -------   --------
          Net cash (used in) provided by investing
            activities......................................    (1,168)      730     (3,283)
Cash flows from financing activities:
  Issuance of convertible notes.............................        --       500      2,500
  Deferred offering costs...................................        --        --       (335)
  Net proceeds from issuance of common stock................     1,888     6,292      1,039
  Exercise of warrants......................................        --        --          1
  Proceeds from issuance of debt............................        --        --        673
  Repayment of debt.........................................      (215)     (205)      (554)
                                                              --------   -------   --------
          Net cash provided by financing activities.........     1,673     6,587      3,324
                                                              --------   -------   --------
          Effect of foreign currency translation............      (992)       --         --
Net change in cash and cash equivalents.....................     4,040    (4,469)      (120)
Cash and cash equivalents, beginning of year................     3,558     8,027      8,147
                                                              --------   -------   --------
Cash and cash equivalents, end of year......................  $  7,598   $ 3,558   $  8,027
                                                              ========   =======   ========
Marketable securities.......................................  $  7,129   $11,315   $ 22,756
                                                              ========   =======   ========
Cash, cash equivalents and marketable securities............  $ 14,727   $14,873   $ 30,783
                                                              ========   =======   ========
Supplemental cash flow information:
  Cash paid for interest during the year....................  $     11   $    44   $     34
                                                              ========   =======   ========
  Income taxes paid.........................................  $     12   $ 4,042   $  6,395
                                                              ========   =======   ========
  Conversion of convertible notes to common stock...........  $     --   $ 3,000   $     --
                                                              ========   =======   ========

 The accompanying notes are an integral part of these consolidated statements.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     eshare communications, Inc. (the "Company") is a leading provider of Customer Interaction Management software applications. The Company's solutions support voice, e-mail, live interaction/chat and hosting services for approximately 2,500 call center sites, e-businesses, ASPs, ISPs and Portals in approximately 30 countries. The Company's solutions enable real-time interactive communications and services, both voice based and over the Internet, and include customer service and support, customer self-service, instant messaging, live conferencing and events, distance learning, community chat, threaded discussion forums and a variety of custom integration tools. Organizations use the Company's applications and services to implement strategies for customer interaction that increase the value derived from their customers by enhancing customer acquisition and retention activities, while reducing costs and improving agent productivity and effectiveness. The Company offers ongoing maintenance support of the Company's products. The Company also offers fee-based installation, integration, training, hosting and consulting services.

     The Company, formerly eShare Technologies, Inc. was renamed eshare communications, Inc. on June 8, 2000. Prior to October 4, 1999, the Company was named Melita International Corporation.

PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. All prior period amounts have been restated to reflect the acquisition of eShare.com, Inc. in a pooling of interests transaction.

REVENUE RECOGNITION

     The Company generates product revenues primarily from the sale of integrated systems, which are comprised of both hardware and software and software licenses. The Company's service revenues are generated from maintenance contracts that include support, parts, labor, and software update rights as well as fee-based installation, training, hosting, consulting services and the licensing of patents.

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition" and Emerging Issues Task Force Issue 00-03, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware."

     The Company recognizes product revenues when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed and determinable and collection of the fee is probable. Revenues from maintenance contracts are recognized ratably over the term of the contractual support period, which ranges from one to four years. Consulting revenues are primarily related to extended services sold under separate service arrangements during the installation period. Revenues from consulting, hosting, installation, and training services are recognized as the services are performed or over the hosting period, if applicable. In contracts where product and services are bundled together, revenue is allocated to each element with 100% of any discount going to product. Certain of the Company's sales contracts provide for certain payment terms normally based upon signing the contract, customer receipt of the product, and commencement of operation of the customer's system.

     Revenues from maintenance contracts are deferred and recognized ratably over the term of the contractual support period. If maintenance is included in the original contract, such amounts are unbundled from the license fee based on the value established by the independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES arrangements related to the installation of the Company's hardware and software products. Revenues from consulting, installation, and training services are recognized as the services are performed. Revenues from hosting arrangements are recognized over the hosting period. Revenues from patent settlements are recognized as other income when received. Revenues from patent licenses are recognized per the contract terms and in accordance with SAB101.

     Deferred revenues primarily relate to products that have not yet been delivered and maintenance services, which have been paid by the customers prior to the performance of those services. Deferred revenue amounted to $11.5 million and $8.3 million at December 31, 2000 and 1999, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Research and development expenditures are charged to expense as incurred. Software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company has defined technological feasibility of its products as the point in time at which the Company has a working model of the related product, which is when the product has achieved "beta" status. Historically, the development costs incurred during the period between the achievement of beta status by a product and the point at which the product is available for general release to customers have not been material. Accordingly, the Company has concluded that the amount of development costs capitalizable under the provisions of SFAS No. 86 was not material to the financial statements for the years ended December 31, 2000, 1999 and 1998. Therefore, the Company charged all software development costs to expense as incurred for the years ended December 31, 2000, 1999 and 1998.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or cash equivalents.

MARKETABLE SECURITIES

     The Company's marketable securities are categorized as available-for-sale securities, as defined by the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses were not material to the financial statements for the years ended December 31, 2000, 1999 and 1998.

     The following table provides information about securities owned by us through our Melita Finance Corporation subsidiary that are sensitive to market risks by maturity as of December 31, 2000 (in thousands):

                                                     2001    2002   TOTAL
                                                    ------   ----   -----
Fixed Rate ($US)..................................  $6,777   $352   7,129
Average Interest Rate.............................    4.75%  4.59%   4.72%

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values of accounts receivable, accounts payable, and other financial instruments approximate their fair values at December 31, 2000 and 1999 principally because of the short-term maturities of these instruments.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated using the straight-line method. The estimated useful lives are as follows:

Furniture and fixtures.............  Five to seven years
Equipment..........................  Three to seven years
Leasehold improvements.............  Remaining life of lease

     The Company's cost and related accumulated depreciation applicable to assets retired or sold are removed from the accounts and the gain or loss on disposition is recognized in income. During 2000, the Company recorded a loss of approximately $0.4 million on the disposal of obsolete computer equipment.

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $4.2 million, $2.6 million, and $2.5 million, respectively.

LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses the undiscounted future cash flow to determine if an impairment loss is to be recognized.

     In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", the Company recorded an impairment loss of $3.2 million in 2000 due to a write-down of purchased software. Based on the Company's evaluation of the future market potential and recoverability of this software product, which was made available to customers in 2000, the Company wrote off the unamortized costs.

WARRANTY COSTS

     The Company generally warranties its call center products for 90 days and its Internet products for 30 days and provides for estimated warranty costs upon shipment of such products. Warranty costs have not been and are not anticipated to be significant.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's European subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets of these subsidiaries are translated at the current rates of exchange at December 31. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in shareholders' equity. Gains and losses on foreign currency transactions are included in Other Income, net in the Consolidated Statements of Operations. The Company has recognized pre-tax foreign exchange (losses) gains of approximately $(43,000), $(49,000) and $16,000 in 2000, 1999 and 1998,
respectively.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets or liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to be settled or realized. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

BASIC AND DILUTED NET EARNINGS PER SHARE

     Basic earnings per share are computed using net income divided by the weighted average number of shares of common stock outstanding ("Weighted Shares") for the period presented.

     The only difference between basic and diluted net earnings per share is the result of the treasury stock method effect of common equivalent shares ("CESs"). Diluted earnings per share are computed using net income divided by the sum of
(i) Weighted Shares and (ii) the treasury stock method effect of CESs outstanding of 1,316,000 for the year ended December 31, 1998. The CESs for 2000 and 1999 were anti-dilutive and not considered in the calculation of loss per share.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of SFAS No. 133 was delayed through the issuance of SFAS No. 137 and 138 to fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured based on their fair values. The Company adopted SFAS No. 133 on January 1, 2001 and does not hold any significant derivative financial instruments; therefore, the adoption of this statement did not have a significant impact on the Company's financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

PREFERRED STOCK PREFERENCE

     Included in the results of operations for the year ended December 31, 1999 is a nonrecurring, non-cash charge of $5.8 million, which represents the difference between the estimated fair value of common stock of eShare.com, Inc. at February 19, 1999 and the purchase price of certain Series C preferred stock issued on that date. As part of the acquisition discussed below, the Series C preferred stock was converted to common stock.

2.  ACQUISITIONS

     On September 1, 1999, the Company completed the acquisition of eShare.com, Inc., a leading provider of real-time customer service and interactive communication solutions for online communities. The shareholders of eShare.com, Inc. received 6,050,000 shares of the Company's common stock. The new combined company was renamed eShare Technologies, Inc. on October 4, 1999. The acquisition was accounted for as a pooling of

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES interests, therefore, all prior period amounts have been restated. A reconciliation between revenue and net income as previously reported in fiscal 1998 and as restated follows:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1998
                                                              ------------------
                                                                (IN THOUSANDS)
Revenue:
  As previously reported....................................       $93,410
  eShare.com, Inc. .........................................         3,671
                                                                   -------
  As restated...............................................       $97,081
                                                                   =======
Net Income (loss):
  As previously reported....................................       $11,685
  eShare.com, Inc. .........................................        (3,145)
                                                                   -------
  As restated...............................................       $ 8,540
                                                                   =======

          On June 15, 1999, the Company purchased smallwonder! softworks, Inc. of Leesburg, Virginia for $4.6 million in net cash and a prospective earnout of up to an additional $3.0 million, based on achievement of certain defined criteria. During 2000, $1.0 million of the earnout was paid. During 1999, none of the earnout was paid. The operations of smallwonders! softworks, Inc. are included in the accompanying statements from June 15, 1999. The acquisition was accounted for using the purchase method of accounting.

3.  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes raw materials, labor, and overhead. Market is defined as replacement cost for work in progress and raw materials and net realizable value for finished goods. Inventories consist of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000      1999
                                                              ------    -------
Raw materials...............................................  $1,050    $ 1,288
Work in progress............................................     497        920
Finished goods..............................................     778        835
                                                              ------    -------
                                                               2,325      3,043
Less, reserve...............................................    (168)    (1,076)
                                                              ------    -------
                                                              $2,157    $ 1,967
                                                              ======    =======

4.  INTANGIBLE ASSETS

     The Company allocated the intangible assets of approximately $4.7 million from the acquisition of smallwonder! softworks, Inc. to tradenames, workforce and goodwill. The intangible assets are being amortized over a five-year period. Total amortization expense for the years ended December 31, 2000 and 1999 was approximately $1.0 million and $0.5 million, respectively. Accumulated amortization as of December 31, 2000 and 1999 was $1.5 million and $0.5 million, respectively.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

5.  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2000 and 1999 include the following (in thousands):

                                                               2000      1999
                                                              ------    -------
Accrued salaries and wages..................................  $5,091    $ 3,771
Other current liabilities...................................   3,263      7,556
Accrued rent................................................     357        324
                                                              ------    -------
                                                              $8,711    $11,651
                                                              ======    =======

6.  NOTES PAYABLE

     The Company had outstanding notes payable of approximately $0.2 million as of December 31, 1999. These notes were payable over 36 months and required the Company to maintain certain financial covenants. In February of 1999, the Company issued 10% convertible notes for an aggregate amount of $0.5 million. These notes were converted to equity in February of 1999.

7.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     At December 31, 2000, the future minimum operating lease payments (including leases with related parties) under noncancellable operating leases were as follows (in thousands):

2001........................................................  $ 1,903
2002........................................................    1,851
2003........................................................    1,808
2004........................................................    1,830
Thereafter..................................................    6,706
                                                              -------
          Total future minimum lease payments...............  $14,098
                                                              =======

     The Company's leases are primarily for equipment and facilities. Total rental expense for operating leases was $2.0 million, $1.4 million and $1.0 million in 2000, 1999, and 1998, respectively.

     The Company has entered into lease agreements with a related party to lease land and buildings. One agreement provides for annual rentals of approximately $0.5 million to $0.6 million per year over a ten-year term, which began in 1995. The other agreement provides for annual rentals of approximately $0.5 million per year over a fifteen-year term. Total rent expense, under both agreements, paid to the related party was $1.1 million, $0.6 million and $0.6 million in 2000, 1999, and 1998, respectively.

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

     The Company is subject to legal proceedings and claims, which have arisen, in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

8.  STOCK OPTION PLANS

     During 1992, the Company approved a stock option plan (the "1992 Plan") for key employees for which 640,000 shares of common stock were authorized for use in the Plan. During 1995, the number of authorized shares was increased to 1,000,000 shares of common stock. Options are granted at the fair market value and are exercisable based on the specific terms of the grant up to ten years from the grant date. Options granted primarily vest ratably over a four-or five-year employment period.

     On February 6, 1997, the Company approved the 1997 Stock Option Plan (the "1997 Plan") for which 1,350,000 shares of common stock were authorized for issuance, less any options issued under the 1992 Plan. In October of 1997, the Company increased the number of shares available under the 1997 Plan to 1,850,000. On May 11, 1998, the shareholders approved an amendment to the 1997 Plan whereby the number of shares of common stock available for issuance under the 1997 Plan will automatically be adjusted on the first day of each fiscal year, beginning with 1998, by a number of shares such that the total number of shares reserved for issuance under the 1997 Plan equals the sum of (i) the aggregate number of shares previously issued under the 1997 Plan and the 1992 Plan, (ii) the aggregate number of shares subject to then outstanding or authorized options granted under the 1997 Plan and the 1992 Plan, and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. Options are granted at the fair market value and are exercisable based on the specific terms of the grant up to ten years from the grant date. The options vest primarily over a four-year period subject to acceleration upon the achievement of certain performance measures.

     In October 1996, eShare.com, Inc. approved, as amended, a stock option and restricted stock purchase plan (the "1996 Plan") for which 2,300,000 shares of common stock were originally authorized for issuance. Upon the acquisition of eShare.com, Inc. the 1996 Plan options were converted into options for the common stock of eshare communications, Inc. as adjusted by the acquisition conversion ratio. The activity of the 1996 Plan, as audited, has been added to the option activity listed below. No additional options will be granted under the 1996 Plan.

     In 1999 and 1998, eShare.com, Inc. granted options from the 1996 Plan at exercise prices below the fair market value on the date of grant. The excess of the fair value of the common stock over the exercise price was approximately $1.8 million and $0.4 million, respectively, which was recorded as deferred compensation and was amortized over the vesting period. These options vested immediately upon the change in control of the Company on September 1, 1999. In connection with the merger with eShare.com, Inc., the Company incurred $2.3 million (non-cash) of indirect deferred compensation expenses related to the conversion of the eShare.com, Inc. stock option plan.

     Activity for the 1992 Plan, 1996 Plan and 1997 Plan is as follows (number of shares in thousands):

                                                              OPTIONS   OPTION PRICES
                                                              -------   --------------
Outstanding at December 31, 1997............................   1,605    $0.43 - $10.00
  Granted...................................................   1,287    $0.43 - $14.50
  Exercised.................................................    (103)
  Forfeited/repurchased.....................................    (534)   $0.43 - $14.50
                                                              ------    --------------
Outstanding at December 31, 1998............................   2,255    $0.43 - $14.50
  Granted...................................................   2,076    $0.43 - $20.88
  Exercised.................................................  (1,093)
  Forfeited/repurchased.....................................    (564)   $2.81 - $20.88
                                                              ------    --------------
Outstanding at December 31, 1999............................   2,674    $0.43 - $20.88
  Granted...................................................   1,577    $2.13 - $17.06
  Exercised.................................................    (266)
  Forfeited/repurchased.....................................    (982)   $2.13 - $20.88
                                                              ------    --------------
Outstanding at December 31, 2000............................   3,003    $0.43 - $20.88
                                                              ======    ==============

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

     At December 31, 2000, options to purchase 1,133,841 shares were available for future grant and options were exercisable to purchase 975,771 shares, as discussed in the following table (number of shares in thousands):

                  NUMBER OF SHARES   WEIGHTED       NUMBER       WEIGHTED
                   OUTSTANDING AT    AVERAGE    EXERCISABLE AT   AVERAGE
   EXERCISE         DECEMBER 31,     EXERCISE    DECEMBER 31,    EXERCISE
    PRICES              2000          PRICE          2000         PRICE
---------------   ----------------   --------   --------------   --------
$ 0.43 - $ 2.13           57          $0.72           48          $0.45
$ 2.25 - $ 2.25          448           2.25           11           2.25
$ 2.75 - $ 3.00           89           2.82           89           2.82
$ 4.00 - $ 4.00          658           4.00          205           4.00
$ 4.07 - $ 5.50          116           5.01           70           4.74
$ 5.88 - $ 5.88          589           5.88          195           5.88
$ 6.00 - $ 9.06          403           7.71          102           8.96
$ 9.38 - $10.75          320          10.27          155          10.20
$10.81 - $20.00          120          14.12           50          13.86
$20.88 - $20.88          203          20.88           51          20.88
                       -----          -----          ---          -----
                       3,003          $6.76          976          $7.01
                       =====          =====          ===          =====

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

     The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted assumptions used for grants in 2000, 1999, and 1998:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Risk-free interest rate...................    4.8% - 6.9%    4.3% - 5.4%    4.0% - 5.5%
Expected dividend yield...................             --             --             --
Expected lives............................     Five years     Five years     Five years
Expected volatility.......................           146%            65%            65%

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

     The total value of the options granted during the years ended December 31, 2000, 1999, and 1998 were computed as approximately $7.4 million, $14.0 million and $8.6 million, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported net (loss) income and (loss) earnings per share for the years ended December 31, 2000, 1999, and 1998 would have (increased) decreased to the following amounts (in thousands, except per share amounts):

                                                                 2000        1999       1998
                                                               --------    --------    ------
Net (loss) income:
As reported in the financial statements....................    $(11,117)   $(15,808)   $8,540
Pro forma in accordance with SFAS No. 123..................     (14,835)    (24,306)    6,578
Basic (loss) earnings per share:
As reported in the financial statements....................    $  (0.51)   $  (0.76)   $ 0.42
Pro forma in accordance with SFAS No. 123..................       (0.68)      (1.17)     0.32
Diluted (loss) earnings per share:
As reported in the financial statements....................    $  (0.51)   $  (0.76)   $ 0.40
Pro forma in accordance with SFAS No. 123..................       (0.68)      (1.17)     0.30

     Under the Company's 1997 Employee Stock Purchase Plan (ESPP), the Company is authorized to sell up to 250,000 shares of Common Stock (subject to adjustments for changes in the Company's capitalization) to full-time employees. Per the terms of the ESPP, employees may elect to have up to 10% of their annual compensation withheld to purchase the Company's Common Stock at 85% of the fair market value. Fair market value is the price of the Common Stock on the preceding trading day of purchase.

9.  BENEFIT PLAN

     The Company has a defined contribution profit-sharing plan (the "Plan") for substantially all employees meeting the eligibility requirements as defined in the plan agreement. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions. Total contributions by the Company to the Plan were approximately $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

10.  INCOME TAXES

     The tax effects of temporary differences that give rise to the total net deferred tax assets as of December 31, 2000 and 1999 were as follows (in thousands):

                                                                 2000      1999
                                                                ------    ------
Net operating loss carryforwards............................    $9,047    $4,923
Deferred revenue............................................     2,791     1,930
Accrued liabilities.........................................       782       527
Allowance for doubtful accounts.............................     1,555     1,020
Depreciation and amortization...............................       983        40
Foreign tax credits.........................................       273       561
Inventory...................................................       128       366
State tax credits...........................................       170        --
                                                                ------    ------
          Total deferred tax assets.........................    15,729     9,367
Valuation allowance.........................................    (6,556)   (4,446)
                                                                ------    ------
          Total net deferred tax assets.....................    $9,173    $4,921
                                                                ======    ======

     The following summarizes the components of the income tax provision for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                          2000       1999       1998
                                                         -------    -------    ------
Current domestic taxes:
  Federal..............................................  $(4,085)   $(1,136)   $6,304
  State................................................      743       (327)      552
Foreign taxes..........................................       52      1,576     1,143
Deferred taxes.........................................   (4,252)    (1,190)   (1,423)
                                                         -------    -------    ------
     Tax provision.....................................  $(7,542)   $(1,077)   $6,576
                                                         =======    =======    ======

     A reconciliation from the federal statutory rate to the tax (benefit) provision for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                              2000     1999     1998
                                                              -----    -----    ----
Statutory federal tax rate..................................  (35.0)%  (35.0)%  35.0%
State income taxes, net of federal tax benefit..............   (6.2)    (3.0)    2.4
Foreign operations..........................................    1.6     30.6    (0.8)
Valuation allowance.........................................    2.0       --    (0.6)
Other.......................................................   (2.8)    (2.3)    7.3
                                                              -----    -----    ----
  Effective tax rate........................................  (40.4)%   (9.7)%  43.3%
                                                              =====    =====    ====

     As of December 31, 2000 and 1999, the Company has net operating loss carryforwards of approximately $23.3 million and $12.8 million, respectively, which expire through 2020. At December 31, 2000 and 1999, the Company has established a partial valuation allowance against its net deferred tax assets since a significant portion of these tax loss carryforwards may be subject to substantial annual limitations under the change in stock ownership imposed by Internal Revenue Code Section 382.

11.  CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets for which the Company's services are provided as well as their dispersion across many

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES different geographic areas. As a result, as of December 31, 2000 and 1999, the Company did not consider itself to have any significant concentrations of credit risk. During 2000, no customers accounted for greater than 10% of total revenues. During 1999, only First USA Bank, at 11.0%, accounted for greater than 10% of total revenues. In 2000, 1999, and 1998, the Company's five largest customers accounted for approximately 16.6%, 28.2% and 23.2%, respectively, of total revenues. These sales were predominantly to customers in the financial services industry. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenues in any particular period for the foreseeable future.

12.  SEGMENT INFORMATION

     In the fourth quarter of 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

     The Company is a multinational business operating in two segments, telephony and Internet. The Company's management primarily evaluates these segments on income from operations. The telephony business segment includes the sale of hardware and software for telephone call centers in all geographic areas, including inbound/outbound voice contact management. The Internet business segment includes the sale of software such as NetAgent and Expressions in all geographic areas. The results of these segments are as follows (in thousands):

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
Revenues:
     Telephony..............................................  $ 66,160    $ 85,887    $93,410
     Internet...............................................    17,796       8,968      3,671
                                                              --------    --------    -------
          Total Revenues....................................  $ 83,956    $ 94,855    $97,081
                                                              ========    ========    =======
(Loss) income from operations:
  Telephony.................................................  $ (7,952)   $ (5,361)   $17,065
  Internet..................................................   (11,121)     (6,430)    (3,016)
                                                              --------    --------    -------
          Total (loss) income from operations:..............  $(19,073)   $(11,791)   $14,049
                                                              ========    ========    =======
Depreciation & amortization:
  Telephony.................................................  $  4,748    $  2,775    $ 2,212
  Internet..................................................       498         345        251
                                                              --------    --------    -------
          Total depreciation & amortization:................  $  5,246    $  3,120    $ 2,463
                                                              ========    ========    =======
Deferred compensation expense:
  Telephony.................................................  $     --    $     --    $    --
  Internet..................................................        --       2,271         --
                                                              --------    --------    -------
          Total deferred compensation expense:..............  $     --    $  2,271    $    --
                                                              ========    ========    =======

                  ESHARE COMMUNICATIONS, INC. AND SUBSIDIARIES

     The following represents total revenues and long-lived assets of the Company based on geographic location representing over 10% of the combined totals for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
United States:
  Total revenues............................................  $60,813   $64,784   $73,960
  Long-lived assets.........................................   10,323    10,494     7,608
Europe:
  Total revenues............................................   13,687    14,350     9,939
  Long-lived assets.........................................      312       435       234
Latin America:
  Total revenues............................................    3,850    10,580     7,381
  Long-lived assets.........................................       21        33        58
Other:
  Total revenues............................................    5,606     5,141     5,801
  Long-lived assets.........................................       --         1         1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2000 fiscal year ended December 31, 2000 under the heading "Election of Directors". Certain information regarding directors and executive officers of the Company is included in Part I,
Item 1 of this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2000 fiscal year ended December 31, 2000 under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2000 fiscal year ended December 31, 2000 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information concerning the directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2000 fiscal year ended December 31, 2000 under the heading "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements

             See the index to Consolidated Financial Statements on page 21 for a list of the financial statements and supplementary data filed herewith.

          2. Financial Statement Schedule

             (i) The following Financial Statement Schedule of eshare communications, Inc. for the Years Ended December 31, 2000, 1999 and 1998 is filed as a part of this Report on Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of eshare communications, Inc.

                          ESHARE COMMUNICATIONS, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT    CHARGED TO                BALANCE AT
                                                  BEGINNING OF   COSTS AND                   END OF
                                                      YEAR        EXPENSES    DEDUCTIONS      YEAR
                                                  ------------   ----------   ----------   ----------
2000:
Allowance for doubtful accounts.................   $3,817,000    $9,048,000   $8,288,500   $4,576,500
Allowance for inventory obsolescence............   $1,076,000    $ (681,800)  $  226,100   $  168,100
1999:
Allowance for doubtful accounts.................   $2,600,000    $2,020,000   $  803,000   $3,817,000
Allowance for inventory obsolescence............   $  957,000    $  712,000   $  593,000   $1,076,000
1998:
Allowance for doubtful accounts.................   $  886,000    $1,837,000   $  123,000   $2,600,000
Allowance for inventory obsolescence............   $  875,000    $  922,000   $  840,000   $  957,000

           (ii) Report of Independent Public Accountants on Financial Statement Schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To eshare communications, Inc. and subsidiaries:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of eshare communications, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 14, 2001. We did not audit the financial statements as of and for the year ended December 31, 1998 of eShare.com, Inc. (a Delaware corporation, and formerly eShare Technologies, Inc.), a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of eshare communications, Inc. and subsidiaries and reflect total assets and total revenues of 4% and 4% in 1998, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for eShare.com, Inc., is based solely upon the report of the other auditors. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion based on our audit and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 14, 2001

     (b) Reports on Form 8-K Filed during the Fourth Quarter of 2000: None.

     (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 3.1    --   Amended and Restated Articles of Incorporation of the
             Company (incorporated by reference to Exhibit 3.3 to
             Amendment No. 1 to the Company's Registration Statement on
             Form S-1 (File No. 333-22855) filed March 28, 1997).
 3.2    --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's
             Registration Statement on Form S-1 (File No. 333-22855)
             filed March 28, 1997).
 4.1    --   See Exhibits 3.1 and 3.2 for provisions of the Amended and
             Restated Articles of Incorporation and Amended and Restated
             Bylaws of the Company defining rights of the holders of
             Common Stock of the Company.
 4.2    --   Specimen Stock Certificate (incorporated by reference to
             Exhibit 4.2 to the Company's Registration Statement on Form
             S-1 (File No. 333-22855) filed March 6, 1997).
10.1    --   Lease Agreement between the Company and 5051 Peachtree
             Corners Circle, L.L.C. (incorporated by reference to Exhibit
             10.1 to the Company's Registration Statement on Form S-1
             (File No. 333-22855) filed on March 6, 1997).
10.2    --   Lease Agreement between eShare Technologies Limited
             (formerly Melita Europe Limited) and Melita House Inc. dated
             August 15, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on form 10-K (File No.
             000-22317) filed on March 30, 2000).
10.3    --   Lease Agreement between eshare communications, Inc.
             (formerly eShare Technologies, Inc.) and Heartland
             Associates dated March 31, 2000.
10.4    --   1992 Stock Option Plan effective June 4, 1992, as amended
             March 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No.
             333-22855) filed on March 6, 1997).
10.5    --   1997 Stock Option Plan effective February 6, 1997, as
             amended October 21, 1997 (incorporated by reference to
             Exhibit 10.3 to the Company's Annual Report on Form 10-K
             (File No. 0-22317) filed on March 31, 1998).
10.6    --   Employee Stock Purchase Plan adopted March 1, 1997
             (incorporated by reference to Exhibit 10.4 to Amendment No.
             1 to the Company's Registration Statement on Form S-1 (File
             No. 333-22855) filed March 28, 1997).
10.7    --   401(k) Profit Sharing Plan as amended effective January 1,
             1993 (incorporated by reference to Exhibit 10.5 filed to the
             Company's Registration Statement on Form S-1 (File
             333-22855) filed March 6, 1997).
10.8    --   Employment Agreement between the Company and Aleksander
             Szlam dated March 5, 1997 (incorporated by reference to
             Exhibit 10.6 to Amendment No. 1 to the Company's
             Registration Statement on Form S-1 (File 333-22855) filed
             March 28, 1997).
10.9    --   Employment Agreement between the Company and William Dumont dated March 22, 2001.
10.10   --   Form of Tax Indemnification Agreement between the Company
             and certain shareholders of the Company (incorporated by
             reference to Exhibit 10.8 to the Company's Registration
             Statement on Form S-1 (File 333-22855) filed March 6, 1997).
10.11   --   Form S-1 (File 333-22855) filed March 6, 1997). Form of Tax
             Indemnification Agreement between Inventions, Inc. and
             certain shareholders of Inventions, Inc. (incorporated by
             reference to Exhibit 10.9 to the Company's Registration
             Statement on Form S-1 (File 333-22855) filed March 6, 1997).
21.1    --   List of Subsidiaries of the Company.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
23.1    --   Consent of Arthur Andersen LLP.
23.2    --   Report of Independent Auditors.
23.3    --   Consent of KPMG LLP.
99.1    --   Private Securities Litigation Reform Act of 1995 Safe Harbor
             Compliance Statement for Forward-Looking Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eshare communications, Inc.

                                          By:     /s/ ALEKSANDER SZLAM
                                            ------------------------------------
                                                      Aleksander Szlam
                                                 Chairman of the Board and
                                                  Chief Executive Officer

March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                       SIGNATURE                                       TITLE                   DATE
                       ---------                                       -----                   ----
                  /s/ ALEKSANDER SZLAM                    Chairman of the Board and Chief  April 2, 2001
--------------------------------------------------------    Executive Officer
                    Aleksander Szlam

                /s/ GEORGE W. LANDGREBE                   Chief Operating Officer          April 2, 2001
--------------------------------------------------------
                  George W. Landgrebe

                    /s/ GLEN SHIPLEY                      Chief Financial and              April 2, 2001
--------------------------------------------------------    Administrative Officer
                      Glen Shipley

                /s/ ANDREW J. FILIPOWSKI                  Director                         April 2, 2001
--------------------------------------------------------
                  Andrew J. Filipowski

                  /s/ DONALD L. HOUSE                     Director                         April 2, 2001
--------------------------------------------------------
                    Donald L. House

                  /s/ STEPHEN JEFFERY                     Director                         April 2, 2001
--------------------------------------------------------
                    Stephen Jeffery

                   /s/ JACK PELLICCI                      Director                         April 2, 2001
--------------------------------------------------------
                     Jack Pellicci

                     /s/ JAMES TITO                       Director                         April 2, 2001
--------------------------------------------------------
                       James Tito