Form 10-Q
period 2001-03-31
ESHARE COMMUNICATIONS INC
filed 2001-05-14
CIK 1034956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.


Commission file number 0-22317
                       -------

                           ESHARE COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 GEORGIA                                   58-1378534
     (State or other Jurisdiction                       (I.R.S. Employer
   of Incorporation or Organization)                 Identification Number)

                          5051 Peachtree Corners Circle
                          Norcross, Georgia 30092-2500
                                 (770) 239-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of May 7, 2001: 21,979,910 shares.

                         PART I - FINANCIAL INFORMATION

                                                                                                           Page
                                                                                                           ----
Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                             3

Unaudited Consolidated Statements of Operations for the three
months ended March 31, 2001 and 2000                                                                         4

Unaudited Consolidated Statements of Cash Flows for the three
months ended March 31, 2001 and 2000                                                                         5

Notes to Consolidated Financial Statements                                                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and                                    10
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  13

Item 2.  Changes in Securities                                                                              13

Item 3.  Defaults Upon Senior Securities                                                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                                                13

Item 5.  Other Information                                                                                  13

Signatures                                                                                                  14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  eshare communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)

                                                                                           March 31,          December 31,
                                                                                             2001                 2000
                                                                                          ----------          ------------
                                                          ASSETS

         Current assets:
            Cash and cash equivalents                                                     $    9,878           $   14,727
            Accounts receivable, net of allowance for doubtful
               accounts of $2,621 at March 31, 2001 and $4,577 at December 31, 2000           24,598               26,587
            Inventories                                                                        1,913                2,157
            Deferred taxes                                                                     1,394                1,397
            Prepaid expenses and other                                                         6,146                5,236
                                                                                          ----------           ----------
               Total current assets                                                           43,929               50,104
                                                                                          ----------           ----------

         Property and equipment, net of accumulated depreciation                              10,194               10,656
         Deferred taxes                                                                        9,072                7,776
         Intangible assets, net                                                                3,921                4,196
         Other assets                                                                            132                  140
                                                                                          ----------           ----------
               Total assets                                                               $   67,248           $   72,872
                                                                                          ==========           ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
            Accounts payable                                                              $    5,997           $    7,809
            Accrued liabilities                                                                7,249                8,711
            Deferred revenue                                                                  11,328               11,463
            Other current liabilities                                                            520                  499
                                                                                          ----------           ----------
               Total current liabilities                                                      25,094               28,482
                                                                                          ----------           ----------

         Stockholders' Equity
             Common Stock, no par value, 100,000,000 shares authorized
               21,979,910 issued and outstanding at March 31, 2001 and
               21,797,312 issued and outstanding at December 31, 2000                             69                   69
             Additional paid-in capital                                                       62,355               62,166
             Accumulated other comprehensive loss                                             (1,139)              (1,020)
             Accumulated deficit                                                             (19,131)             (16,825)
                                                                                          ----------           ----------
         Total stockholders' equity                                                           42,154               44,390
                                                                                          ----------           ----------
         Total liabilities and stockholders' equity                                       $   67,248           $   72,872
                                                                                          ==========           ==========


  The accompanying notes are an integral part of these consolidated statements.

                  eshare communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for per share amounts)
                                   (unaudited)

                                                                                       For the three months ended
                                                                                                March 31,
                                                                                         2001                2000
                                                                                      ---------           ---------
         Net revenues:
             Product                                                                  $  10,074           $  12,667
             Service                                                                      9,025               7,789
                                                                                      ---------           ---------
                Total revenues                                                           19,099              20,456
                                                                                      ---------           ---------

         Cost of revenues:
             Product                                                                      2,500               2,852
             Service                                                                      5,760               4,160
                                                                                      ---------           ---------
                Total cost of revenues                                                    8,260               7,012
                                                                                      ---------           ---------
         Gross margin                                                                    10,839              13,444
                                                                                      ---------           ---------
         Operating expenses:
            Engineering, research and development                                         2,641               2,675
            Selling, general and administrative                                          12,172              12,166
                                                                                      ---------           ---------
                Total operating expenses                                                 14,813              14,841
                                                                                      ---------           ---------

         Loss from operations                                                            (3,974)             (1,397)
         Other income, net                                                                  373                 113
                                                                                      ---------           ---------
         Loss before income taxes                                                        (3,601)             (1,284)

         Income tax benefit                                                              (1,296)               (462)
                                                                                      ---------           ---------
         Net loss                                                                     $  (2,305)          $    (822)
                                                                                      =========           =========

         Net loss per share
             Basic                                                                    $   (0.10)          $   (0.04)
                                                                                      =========           =========
             Diluted                                                                  $   (0.10)          $   (0.04)
                                                                                      =========           =========
         Weighted average common and common
             Equivalent shares
             Basic                                                                       21,975              21,435
             Diluted                                                                     21,975              21,435

  The accompanying notes are an integral part of these consolidated statements.

                  eshare communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       For the three months ended
                                                                                                March 31,
                                                                                         2001                2000
                                                                                      ---------           ---------
         Cash used by operating activities:
           Net loss                                                                   $  (2,305)          $    (822)
           Adjustments to reconcile net loss to net cash provided
             by (used in) operating activities:
             Depreciation and amortization                                                1,367               1,205
             Deferred taxes                                                              (1,293)                 --
             Changes in assets and liabilities:
                Accounts receivable, net                                                  1,989              (6,124)
                Inventories                                                                 244                  43
                Prepaid expenses and other assets                                          (910)                (40)
                Accounts payable and accrued expenses                                    (3,274)              3,195
                Deferred revenue                                                           (135)              2,090
                Customer deposits                                                            20                 629
                Current portion of long term debt                                            --                  33
                Other, net                                                                    7                  29
                                                                                      ---------           ---------

                  Total adjustments                                                      (1,985)              1,002
                                                                                      ---------           ---------
                  Net cash provided by (used in) operating activities                    (4,290)                180
         Cash flows from investing activities:
           Purchases of property and equipment                                             (597)               (779)
           Proceeds from sale of marketable securities                                    1,444               4,420
           Payment on purchase of business                                                  (32)                 --
                                                                                      ---------           ---------
                  Net cash provided by investing activities                                 815               3,641
                                                                                      ---------           ---------
         Cash flows from financing activities:
           Net proceeds from issuance of common stock                                       189               1,403
           Deferred offering costs                                                           --                 (35)
           Repayment of debt                                                                 --                 (15)
                                                                                      ---------           ---------
                  Net cash provided by financing activities                                 189               1,353

                   Effect of foreign currency translation                                  (119)               (388)

         Net change in cash and cash equivalents                                         (3,405)              4,786

         Cash and cash equivalents, beginning of period                                   7,598               3,558
                                                                                      ---------           ---------

         Cash and cash equivalents, end of period                                         4,193               8,344
         Marketable securities                                                            5,685               6,895
                                                                                      ---------           ---------
         Cash, cash equivalents and marketable securities                             $   9,878           $  15,239
                                                                                      =========           =========
         Supplemental Disclosures of Cash Flow Information:
               Income taxes paid                                                      $      34           $      11
                                                                                      =========           =========

  The accompanying notes are an integral part of these consolidated statements.

                  eshare communications, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollar and share amounts in thousands)
                                   (unaudited)

1.  Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and 2000. The interim results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements for the fiscal year ended December 31, 2000, as filed in its Annual Report on Form 10-K for the Year Ended December 31, 2000.

We have reclassified the presentation of certain prior period information to conform to the current presentation format.

2.  Principles of Consolidation

The accompanying financial statements include our accounts and our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

3.  Revenue Recognition

We generate product revenues primarily from the sale of integrated systems, which are comprised of both hardware and software and software licenses. Our service revenues are generated from maintenance contracts that include support, parts, labor, and software update rights as well as fee-based installation, training, hosting, consulting services and the licensing of patents.

We recognize revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition" and Emerging Issues Task Force Issue 00-03, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware."

We recognize product revenues when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed and determinable and collection of the fee is probable. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contractual support period, which may range from one to four years. Consulting revenues are primarily related to extended services performed under separate service arrangements during the installation period. Revenues from consulting, hosting, installation, and training services are recognized as the services are performed or over the hosting period, if applicable. In contracts where product and services are bundled together, revenue is allocated to each element of the contract. Revenues from patent settlements are recognized as other income when received. Revenues from patent licenses are recognized per the contract terms and in accordance with SAB101. Certain of our sales contracts provide for certain payment terms normally based upon signing the contract, customer receipt of the product, and commencement of operation of the customer's system.

Deferred revenues primarily relate to products that have not yet been delivered and maintenance services, which have been paid by the customers prior to the performance of those services. Deferred revenues were $11,328 and $11,463 at March 31, 2001 and December 31, 2000, respectively.

4.  Inventories

Inventories are stated at the average cost or market. Cost includes raw materials, labor, and overhead. Market is defined as replacement cost for work in progress and raw materials and net realizable value for finished goods. Inventories consist of the following at:

                                                                                   March 31, 2001    December 31, 2000
                                                                                   --------------    -----------------
         Raw materials                                                                $  1,171           $  1,050
         Work in process                                                                   213                497
         Finished goods                                                                    701                778
                                                                                      --------           --------
                                                                                         2,085              2,325
         Less, reserve                                                                    (172)              (168)
                                                                                      --------           --------
         Total inventories                                                            $  1,913           $  2,157
                                                                                      ========           ========

5.  Net (loss) income per share

Net (loss) income per share is computed using the weighted-average number of common stock and diluted common stock equivalent ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. CSEs are not included in periods where they are antidilutive.

The following table presents the components of diluted weighted average shares outstanding.

                                                                                For the three months ended March 31,
                                                                                 2001                          2000
                                                                                ------                        ------
         Weighted average shares outstanding:
              Basic weighted average shares outstanding                         21,975                        21,435
              Weighted average common equivalent shares                             --                            --
                                                                                ------                        ------
              Diluted weighted average shares outstanding                       21,975                        21,435
                                                                                ======                        ======

6.  Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The changes in the components of other comprehensive loss are reported as follows:

                                                                                  For the three months ended March 31,
                                                                                     2001                        2000
                                                                                  ---------                   -------
         Net loss as reported                                                     $  (2,305)                  $  (822)
                                                                                  =========                   =======

         Other comprehensive (loss) income:
              Foreign currency translation adjustment                             $    (122)                  $  (406)
              Unrealized gain (loss) on marketable securities                             3                        18
                                                                                  ---------                   -------

         Other comprehensive income (loss)                                        $    (119)                 $  (388)
                                                                                  =========                  =======

7.  Business Segment and Geographic Area Information

We are a multinational business operating in two segments. We have adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to our management to assess performance. The reportable business segments are telephony and internet. The results of these business segments are as follows:

                                                                                      For the three months ended March 31,
                                                                                         2001                      2000
                                                                                      ---------                 ---------
         Revenues:
             Telephony                                                                $  16,104                $  16,334
             Internet                                                                     2,995                    4,122
                                                                                      ---------                ---------
                Total revenues                                                        $  19,099                $  20,456
                                                                                      =========                =========
         Loss from operations:
             Telephony                                                                $  (3,247)               $    (564)
             Internet                                                                      (727)                    (833)
                                                                                      ---------                ---------
                Total loss from operations                                            $  (3,974)               $  (1,397)
                                                                                      =========                =========
         Depreciation & amortization
             Telephony                                                                $   1,220                $   1,095
             Internet                                                                       147                      110
                                                                                      ---------                ---------
                Total depreciation & amortization                                     $   1,367                $   1,205
                                                                                      =========                =========

The following represents our total revenues and long-lived assets based on geographic location for the three months ended March 31, 2001 and 2000:

                                                                                      For the three months ended March 31,
                                                                                         2001                       2000
                                                                                      ---------                  ---------
         Total revenues:
              United States                                                           $  15,014                  $  16,578
              Europe                                                                      3,028                      2,640
              Mexico/Latin America                                                          657                        626
              Other                                                                         400                        612
                                                                                      ---------                  ---------
                                                                                      $  19,099                  $  20,456
                                                                                      =========                  =========

         Long-lived assets at March 31:
              United States                                                           $   9,865                  $  10,363
              Europe                                                                        311                        382
              Mexico/Latin America                                                           18                         25
              Other                                                                          --                          1
                                                                                      ---------                  ---------
                                                                                      $  10,194                  $  10,771
                                                                                      =========                  =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar and share amounts in thousands)

Overview

eshare communications, Inc. ("eshare", "we", "us" or "our") is a leading provider of customer interaction management software applications. Our solutions support voice, e-mail, live interaction/chat and hosting services for approximately 2,500 call centers, e-businesses, Application Service Providers
(ASPs), Internet Service Providers (ISPs) and Portals in approximately 30 countries. Our solutions enable real-time interactive communications and services, both voice based and over the Internet, and include customer service and support, customer self-service, instant messaging, live conferencing and events, distance learning, community chat, threaded discussion forums and a variety of custom integration tools. Organizations use our applications and services to implement strategies for customer interaction that increase the value derived from their customers by enhancing customer acquisition and retention activities, while reducing costs and improving agent productivity and effectiveness. We offer ongoing maintenance support of our products. We also offer fee-based installation, integration, training, hosting and consulting services.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development, and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward looking statements. A discussion of certain risk factors that may cause actual results to differ from these forward-looking statements can be found in Exhibit 99.1 in our Annual Report on Form 10-K for the period ended December 31, 2000, on file with the Securities and Exchange Commission.

Results of Operations

Revenues

         Product. Product revenues for the quarter ended March 31, 2001 were $10,074 as compared to $12,667 for the same period ended March 31, 2000, a decrease of $2,593, or 20.5%. Revenue from the sale of telephony product decreased to $8,108 for the quarter ended March 31, 2001 from $9,231 in the quarter ended March 31, 2000, a decrease of $1,123 or 12.2%, principally due to the current down turn in capital spending as the United States economy slowed during the quarter and ongoing competitive pricing pressures within the call center industry. Sales of internet product decreased to $1,966 for the quarter ended March 31, 2001 from $3,436 in the quarter ended March 31, 2000, a decrease of $1,470 or 42.8%. This decrease resulted primarily from a downturn in the e-commerce market place.

         Service. Service revenues increased by $1,236, or 15.9% to $9,025 for the quarter ended March 31, 2001, as compared to service revenues of $7,789 for the quarter ended March 31, 2000. Increased maintenance and consulting service revenue was the primary source of the new service revenues.

Cost of Revenues

         Product. The cost of product revenues include the cost of material, fees paid to third parties for outsourced hardware assembly and the cost of sublicensing third-party software. The cost of product revenues for the quarter ended March 31, 2001 was $2,500, a decrease of $352, or 12.3%, as compared to $2,852 for the quarter ended March 31, 2000. This decrease in product cost is principally the result of software only upgrades for our existing telephony customers and the decline in absolute dollar sales of product. Cost of product revenue for the quarter ended March 31, 2001 was 24.8% of related product revenues as compared to 22.5% of related product revenues for the comparable period ended March 31, 2000. The slight increase in absolute dollar terms in the cost of product revenue of 2.3% was due to the different mix of products sold.

         Service. The cost of service revenues primarily consist of employee-related costs and outsourcing costs for customer support, consulting and field service personnel, as well as fees paid to third parties for installation services and post installation, help desk, and hardware maintenance services. Our cost of service revenues for the quarter ended March 31, 2001 increased to $5,760, or 63.8% of related service revenues as compared to $4,160 or 53.4% of related service revenues for the quarter ended March 31, 2000. This increase in cost of service revenues is related to the addition of personnel primarily to support Internet services plus investments to increase our customer support to a global, 24 hours a day, 7 days a week coverage.

Operating Expenses

         Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with Internet and telephony software product development. Also included are outside contractor costs for development projects. Engineering, research and development expenses decreased by $34, or 1.3%, to $2,641 in the quarter ended March 31, 2001, as compared to $2,675 in the quarter ended March 31, 2000. Engineering, research and development costs increased as a percentage of product revenue to 26.2% of product revenues for the three-month period ended March 31, 2001 as compared to 21.1% of product revenues for the quarter ended March 31, 2000. We intend to continue to invest heavily in product development activities as we combine the telephony and Internet products into a seamless customer interaction management solution for our customers. As a result, we expect that engineering, research and development costs may increase in the future as a percentage of product sales.

         Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising, other promotional expenditures, as well as depreciation and bad debt expenses. Our selling, general and administrative expenses for the quarter ended March 31, 2001, were unchanged compared to the quarter ended March 31, 2000. We intend to continue cost cutting efforts and expense control.

         Other Income (Expense), Net. Other income (expense), net increased by $260, or 230.1%, to $373 in the quarter ended March 31, 2001, as compared to $113 in the quarter ended March 31, 2000.

         Income Tax Provision (Benefit). For the quarter ended March 31, 2001, we recorded a tax benefit of $1,296 as compared to a tax benefit of $462 for the quarter ended March 31, 2000 as the result of having a larger operating loss for the quarter ended March 31, 2001.

Financial Condition

         Total assets at March 31, 2001, were $67,248, a decrease of $5,624 over total assets of $72,872 at December 31, 2000. This decrease was primarily due to decreased cash and cash equivalents as well as a decrease in accounts receivable.

         Current liabilities were $25,094 at March 31, 2001, down from $28,482 at December 31, 2000. This decrease was primarily due to a decrease in accounts payable and accrued liabilities.

Liquidity and Capital Resources

At March 31, 2001, we had $9,878 in cash, cash equivalents and marketable securities, compared to $14,727 as of December 31, 2000. Cash decreased due to the decrease in accounts payable and accrued expenses. Net cash provided by investing activities included the sale of $1,444 of marketable securities, offset by the purchase of property and equipment of $597. Net cash provided by financing activities of $189 was primarily due to the proceeds of the issuance of common stock through our option program and employee stock purchase plan. Our working capital was $18,835 at March 31, 2001 as compared to $21,622 at December 31, 2000. We believe that existing cash and cash equivalents will be adequate to meet our cash requirements for at least the next twelve months.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange

During the quarter ended March 31, 2001 and March 31, 2000 total revenues from our international operations were approximately 21.0% and 19.0%, respectively, of our total revenues for all operations.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our operations during the first quarter of 2001 was not material.

Interest Rates

We invest our cash in a variety of financial instruments, including taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies are operating balances.

Interest income on our investments is carried in "Other income (expense), net" on the Consolidated Statements of Operations. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at March 31, 2001 was approximately 5.07% based on predominately tax-free instruments. The fair value of securities held at March 31, 2001 was $5.7 million.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

                  Many of our installations involve products that are critical to the operations of its clients' businesses. Any failure in one of our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently party to any material legal proceedings.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       eshare communications, Inc.



May 14, 2001                           By:       /s/ ALEKSANDER SZLAM
                                          -------------------------------------
                                                   Aleksander Szlam
                                               Chairman of the Board and
                                                Chief Executive Officer



May 14, 2001                           By:         /s/ GLEN SHIPLEY
                                          -------------------------------------
                                                     Glen Shipley
                                          Chief Financial and Administrative
                                                       Officer