Form 10-Q
period 2001-06-30
ESHARE COMMUNICATIONS INC
filed 2001-08-14
CIK 1034956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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


                         5051 Peachtree Corners Circle
                         Norcross, Georgia 30092-2500
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (770) 239-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, no par value, outstanding as of August 8, 2001: 21,931,477 shares.

                         PART I - FINANCIAL INFORMATION

                                                                                                    Page
                                                                                                    ----
                 Item 1. Financial Statements

                    Unaudited Consolidated Balance Sheets as of June 30, 2001 and                     3
                    December 31, 2000

                    Unaudited Consolidated Statements of Operations for the three months              4
                    and six months ended June 30, 2001 and 2000

                    Unaudited Consolidated Statements of Cash Flows for the six months                5
                    ended June 30, 2001 and 2000

                    Notes to Consolidated Financial Statements                                        6

                 Item 2. Management's Discussion and Analysis of Financial Condition and             10
                          Results of Operations

                 Item 3. Quantitative and Qualitative Disclosures About Market Risk                  13


                                            PART II - OTHER INFORMATION

                 Item 1.  Legal Proceedings                                                          14

                 Item 2.  Changes in Securities and Use of Proceeds                                  14

                 Item 3.  Defaults Upon Senior Securities                                            14

                 Item 4.  Submission of Matters to a Vote of Security Holders                        14

                 Item 5.  Other Information                                                          14

                 Item 6.  Exhibits and Reports on Form 8-K                                           16

                 Signatures                                                                          17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  eshare communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                            June 30,         December 31,
                                                                                              2001               2000
                                                                                            --------         ------------

                                                   ASSETS


         Current assets:
            Cash and cash equivalents                                                       $ 13,983           $ 14,727
            Accounts receivable, net of allowance for doubtful accounts of $2,875
               at June 30, 2001 and $4,577 at December 31, 2000                               20,841             26,587
            Inventories                                                                        1,515              2,157
            Deferred taxes                                                                     1,394              1,397
            Prepaid expenses and other                                                         2,279              5,236
                                                                                            --------           --------
               Total current assets                                                           40,012             50,104
                                                                                            --------           --------

         Property and equipment, net of accumulated depreciation                               9,675             10,656
         Deferred taxes                                                                        9,189              7,776
         Intangible assets, net                                                                3,611              4,196
         Other assets                                                                            121                140
                                                                                            --------           --------
               Total assets                                                                 $ 62,608           $ 72,872
                                                                                            ========           ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
            Accounts payable                                                                $  3,975           $  7,809
            Accrued liabilities                                                                7,228              8,711
            Deferred revenue                                                                   9,823             11,463
            Other current liabilities                                                            449                499
                                                                                            --------           --------
               Total current liabilities                                                      21,475             28,482
                                                                                            --------           --------


         Shareholders' equity
             Preferred stock, no par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2001 and
               December 31, 2000                                                                  --                 --
             Common stock, no par value: 100,000,000 shares authorized
               21,930,551 issued and outstanding at June 30, 2001 and
               21,797,312 issued and outstanding at December 31, 2000                             69                 69
             Additional paid-in capital                                                       62,314             62,166
             Accumulated other comprehensive loss                                             (1,210)            (1,020)
             Accumulated deficit                                                             (20,040)           (16,825)
                                                                                            --------           --------
         Total shareholders' equity                                                           41,133             44,390
                                                                                            --------           --------
         Total liabilities and shareholders' equity                                         $ 62,608           $ 72,872
                                                                                            ========           ========

  The accompanying notes are an integral part of these consolidated statements.

                  eshare communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)
                                   (unaudited)

                                                  For the three months ended             For the six months ended
                                                           June 30,                              June 30,
                                                   2001               2000               2001               2000
                                                 --------           --------           --------           --------
Net revenues:
    Product                                      $  7,989           $ 13,200           $ 18,063           $ 25,867
    Service                                        10,634              8,101             19,659             15,890
                                                 --------           --------           --------           --------
       Total revenues                              18,623             21,301             37,722             41,757

Cost of revenues:
    Product                                         1,340              2,634              3,840              5,487
    Service                                         4,947              4,823             10,707              8,982
                                                 --------           --------           --------           --------
       Total cost of revenues                       6,287              7,457             14,547             14,469
                                                 --------           --------           --------           --------

Gross margin                                       12,336             13,844             23,175             27,288
Operating expenses:
    Engineering, research and development           2,339              2,589              4,980              5,264
    Selling, general and administrative            11,367             13,323             23,539             25,489
                                                 --------           --------           --------           --------
       Total operating expenses                    13,706             15,912             28,519             30,753
                                                 --------           --------           --------           --------

Loss from operations                               (1,370)            (2,068)            (5,344)            (3,465)
Other (loss) income, net                              (24)               138                349                250
                                                 --------           --------           --------           --------
Loss before income taxes                           (1,394)            (1,930)            (4,995)            (3,215)

Income tax benefit                                   (502)              (695)            (1,798)            (1,157)
                                                 --------           --------           --------           --------
Net loss                                         $   (892)          $ (1,235)          $ (3,197)          $ (2,058)
                                                 ========           ========           ========           ========

Net loss per share
    Basic                                        $  (0.04)          $  (0.06)          $  (0.15)          $  (0.10)
                                                 ========           ========           ========           ========
    Diluted                                      $  (0.04)          $  (0.06)          $  (0.15)          $  (0.10)
                                                 ========           ========           ========           ========
Weighted average shares outstanding
    Basic                                          21,959             21,756             21,957             21,595
                                                 ========           ========           ========           ========
    Diluted                                        21,959             21,756             21,957             21,595
                                                 ========           ========           ========           ========

  The accompanying notes are an integral part of these consolidated statements.

                  eshare communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      For the six months ended
                                                                              June 30,
                                                                      2001               2000
                                                                    --------           --------
Cash flows from operating activities:
  Net loss                                                          $ (3,197)          $ (2,058)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                      2,806              2,507
    Non cash financing charges                                            --                (69)
    Non cash compensation expense                                         --                 25
    Deferred taxes                                                    (1,410)                --
    Changes in assets and liabilities:
       Accounts receivable, net                                        5,746             (4,430)
       Inventories                                                       642                459
       Prepaid expenses and other assets                               2,957             (3,587)
       Accounts payable and accrued expenses                          (5,317)             4,152
       Deferred revenue                                               (1,640)             3,820
       Customer deposits                                                 (50)               601
       Current portion of long term debt                                  --               (139)
       Other, net                                                          1                (86)
                                                                    --------           --------

         Total adjustments                                             3,735              3,253
                                                                    --------           --------
         Net cash provided by operating activities                       538              1,195

Cash flows from investing activities:
  Purchases of property and equipment                                 (1,208)            (1,770)
  Sale of marketable securities, net                                   2,766              4,500
  Payment on purchase of business                                        (32)                --
                                                                    --------           --------
         Net cash provided by investing activities                     1,526              2,730
Cash flows from financing activities:
  Net proceeds from issuance (retirements) of common stock               148              1,453
   Repayment of debt                                                      --                (74)
                                                                    --------           --------
         Net cash provided by financing activities                       148              1,379

          Effect of foreign currency translation                        (190)              (703)

Net change in cash and cash equivalents                                2,022              4,601

Cash and cash equivalents, beginning of period                         7,598              3,558
                                                                    --------           --------

Cash and cash equivalents, end of period                               9,620              8,159
Marketable securities                                                  4,363              6,976
                                                                    --------           --------
Cash, cash equivalents and marketable securities                    $ 13,983           $ 15,135
                                                                    ========           ========

Supplemental cash flow information:
      Income taxes paid                                             $     68           $     11
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

1. Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and 2000. The interim results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements for the fiscal year ended December 31, 2000, as filed in our Annual Report on Form 10-K for the year ended December 31, 2000.

We have reclassified the presentation of certain prior period information to conform to the current presentation format.

2. Principles of Consolidation

The accompanying financial statements include our accounts and our wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

We recognize revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition" and Emerging Issues Task Force Issue 00-03, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware."

We recognize product revenues when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed and determinable and collection of the fee is probable. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contractual support period, which ranges from one to four years. Consulting revenues are primarily related to extended services performed under separate service arrangements during the installation period. Revenues from consulting, hosting, installation, and training services are recognized as the services are performed or over the hosting period, if applicable. In contracts where product and services are bundled together, revenue is allocated to each element of the contract. Revenues from patent settlements are recognized as other income when received. Revenues from patent licenses are recognized per the contract terms and in accordance with SAB 101. Certain of our sales contracts provide for certain payment terms normally based upon signing the contract, customer receipt of the product, and commencement of operation of the customer's system.

Deferred revenues primarily relate to products that have not yet been delivered and maintenance services, which have been paid by the customers prior to the performance of those services. Deferred revenues were $9,823 and $11,463 at June 30, 2001 and December 31, 2000, respectively.

4. Inventories

Inventories are stated at the average cost or market. Cost includes raw materials, labor, and overhead. Market is defined as replacement cost for work in progress and raw materials and net realizable value for finished goods.

Inventories consist of the following at:

                                           June 30, 2001    December 31, 2000
                                           -------------    -----------------
                  Raw materials              $  1,215           $  1,050
                  Work in process                 225                497
                  Finished goods                  310                778
                                             --------           --------
                                                1,750              2,325
                  Less, reserve                  (235)              (168)
                                             --------           --------
                  Total inventories          $  1,515           $  2,157
                                             ========           ========

5. Net loss per share

Net loss per share is computed using the weighted-average number of common stock and diluted common stock equivalent ("CSE") shares from stock options (using the treasury stock method) outstanding during each period. CSEs are not included in periods which they are antidilutive.

The following table presents the components of diluted weighted average shares outstanding.

                                                            For the three months ended June 30,   For the six months ended June 30,
                                                                   2001            2000                 2001            2000
                                                                   ------          ------               ------          ------
         Weighted average shares outstanding
              Basic weighted average shares outstanding            21,959          21,756               21,957          21,595
              Weighted average common equivalent shares                --              --                   --              --
                                                                   ------          ------               ------          ------
              Diluted weighted average shares outstanding          21,959          21,756               21,957          21,595
                                                                   ======          ======               ======          ======

6. Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The changes in the components of other comprehensive loss are reported as follows:

                                                                    For the three months ended           For the six months ended
                                                                             June 30,                            June 30,
                                                                     2001               2000               2001            2000
                                                                    ------            --------           --------        --------
         Net loss as reported                                       $ (892)           $ (1,235)          $ (3,197)       $ (2,058)
                                                                    ======            ========           ========        ========


         Other comprehensive (loss) income:
              Foreign currency translation                          $  (65)           $   (333)          $   (187)       $   (739)
              Unrealized (losses) gains on securities, net              (6)                 18                 (3)             36
                                                                    ------            --------           --------        --------

         Other comprehensive loss                                   $  (71)           $   (315)          $   (190)       $   (703)
                                                                    ======            ========           ========        ========

7. Business Segment and Geographic Area Information

We are a multinational business operating in two segments, telephony and Internet. We have adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments that is consistent with that made available to our management to assess performance. The results of these business segments are as follows:

                                                         For the three months ended June 30,    For the six months ended June 30,
                                                               2001               2000               2001               2000
                                                             --------           --------           --------           --------
         Revenues:
             Telephony                                       $ 16,105           $ 15,660           $ 32,209           $ 31,994
             Internet                                           2,518              5,641              5,513              9,763
                                                             --------           --------           --------           --------
                Total Revenues                               $ 18,623           $ 21,301           $ 37,722           $ 41,757
                                                             ========           ========           ========           ========
         (Loss) income from operations:
             Telephony                                       $   (746)          $  1,068           $ (3,993)          $    503
             Internet                                            (624)            (3,136)            (1,351)            (3,968)
                                                             --------           --------           --------           --------
                Total (loss) income from operations          $ (1,370)          $ (2,068)          $ (5,344)          $ (3,465)
                                                             ========           ========           ========           ========
         Depreciation & amortization
             Telephony                                       $  1,294           $  1,182           $  2,514           $  2,277
             Internet                                             145                120                292                230
                                                             --------           --------           --------           --------
                Total depreciation & amortization            $  1,439           $  1,302           $  2,806           $  2,507
                                                             ========           ========           ========           ========

The following represents our total revenues and long-lived assets based on geographic location for the three and six months ended June 30, 2001 and 2000:

                                                    For the three months ended June 30,        For the six months ended June 30,
                                                           2001            2000                      2001            2000
                                                         --------        --------                  --------        --------
          Total revenues:
             United States                               $ 12,645        $ 15,675                  $ 27,659        $ 32,253
             Europe                                         3,286           3,884                     6,314           6,524
             Mexico/Latin America                           1,529             988                     2,186           1,615
             Other                                          1,163             754                     1,563           1,365
                                                         --------        --------                  --------        --------
                                                         $ 18,623        $ 21,301                  $ 37,722        $ 41,757
                                                         ========        ========                  ========        ========

                                                                                                       2001            2000
                                                                                                   --------        --------
         Long-lived assets at June 30:
             United States                                                                         $  9,296        $ 10,296
             Europe                                                                                     362             394
             Mexico/Latin America                                                                        17              18
                                                                                                   --------        --------
                                                                                                   $  9,675        $ 10,708
                                                                                                   ========        ========

8. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. This amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

9. Subsequent Event

On July 8, 2001, we entered into an agreement to merge with and into a wholly-owned subsidiary of divine, Inc. ("divine"), a provider of web-based technology, professional services and managed application capabilities. Following the proposed merger, we will be a wholly-owned subsidiary of divine. Additional information about the merger is contained in Item 5 of Part II of this Quarterly Report on Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar and share amounts in thousands)

Overview

eshare communications, Inc. ("eshare", "we", "us" or "our") is a leading provider of customer interaction management software applications. Our solutions support voice, e-mail, live interaction/chat and hosting services for approximately 2,500 call centers, e-businesses, application service providers, Internet service providers and portals in approximately 40 countries. Our solutions enable real-time interactive communications and services, both voice based and over the internet, and include customer service and support, customer self-service, instant messaging, live conferencing and events, distance learning, community chat, threaded discussion forums and a variety of custom integration tools. Organizations use our applications and services to implement strategies for customer interaction that increase the value derived from their customers by enhancing customer acquisition and retention activities, while reducing costs and improving agent productivity and effectiveness. We offer ongoing maintenance support of our products. We also offer fee-based installation, integration, training, hosting and consulting services through our expert services organization.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development, and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A discussion of certain risk factors that may cause actual results to differ from these forward-looking statements can be found in Exhibit 99.1 attached to this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

         Product. Product revenues for the quarter ended June 30, 2001 were $7,989 as compared to $13,200 for the same period ended June 30, 2000, a decrease of $5,211, or 39.5%. Revenue from the sale of telephony product decreased to $6,576 for the quarter ended June 30, 2001 from $8,651 in the quarter ended June 30, 2000, a decrease of $2,075 or 24.0%. Sales of internet product decreased to $1,413 for the quarter ended June 30, 2001 from $4,549 in the quarter ended June 30, 2000, a decrease of $3,136 or 68.9%. For the six months ended June 30, 2001, product revenues decreased $7,804 or 30.2% to $18,063 as compared to product revenue of $25,867 for the six-month period ended June 30, 2000. Revenue from telephony product decreased $3,198, or 17.9%, to $14,684 in the six-month period ended June 30, 2001 as compared to telephony product revenue of $17,882 for the six-month period ended June 30, 2000. This decrease is principally due to the current downturn in capital spending as the United States economy slowed during the period and ongoing competitive pricing pressures within the call center industry. Internet product revenues decreased $4,606, or 57.7%, from $7,985 for the six months ended June 30, 2000 to $3,379 for the six months ended June 30, 2001. This decrease resulted primarily from a downturn in the e-commerce market place.

         Service. Service revenues increased by $2,533, or 31.3% to $10,634 for the quarter ended June 30, 2001, as compared to service revenues of $8,101 for the quarter ended June 30, 2000. Service revenues increased by $3,769, or 23.7% to $19,659 for the six months ended June 30, 2001 from $15,890 in the comparable prior year period. Increased maintenance and consulting service revenue was the primary source of the new service revenues.

Cost of Revenues

         Product. The cost of product revenues include the cost of material, fees paid to third parties for outsourced hardware assembly and the cost of sublicensing third-party software. The cost of product revenues for the quarter ended June 30, 2001 was $1,261, a decrease of $1,373, or 52.1%, as compared to $2,634 for the quarter ended June 30, 2000. The cost of product revenue for the six-month period ended June 30, 2001 was $3,840, a decrease of $1,647, or 30.0%, as compared to a product cost of $5,487 for the six-month period ended June 30, 2000. This decrease in product cost is principally the result of the mix of products sold, which included a higher percentage of software only upgrades for our existing telephony customers and also was the result of the decline in absolute dollar sales of product. The cost of product revenue as a percentage of related product revenues was relatively unchanged for the comparable six-month periods.

         Service. The cost of service revenues primarily consist of employee-related costs and outsourcing costs for customer support, consulting and field service personnel, as well as fees paid to third parties for installation services and post installation, help desk, and hardware maintenance services. Our cost of service revenues for the quarter ended June 30, 2001 increased to $4,947, or 46.5% of related service revenues, as compared to $4,823 or 59.5% of related service revenues for the quarter ended June 30, 2000. Cost of service revenues increased to $10,707 or 54.5% of related service revenues for the six months ended June 30, 2001 from $8,982 or 56.5% of related service revenues for the six-month period ended June 30, 2000. This increase in cost of service revenues is related to the addition of costs to support Internet product services plus investments to increase our customer support to a global, 24 hours a day, 7 days a week coverage.

Operating Expenses

         Engineering, research and development. Engineering, research and development expenses primarily consist of employee-related costs for engineering personnel involved with Internet and telephony software product development. Also included are outside contractor costs for development projects. Engineering, research and development expenses decreased by $250, or 9.7%, to $2,339 in the quarter ended June 30, 2001, as compared to $2,589 in the quarter ended June 30, 2000. Engineering, research and development expenses decreased by $284, or 5.4%, to $4,980 in the six-month period ended June 30, 2001, as compared to $5,264 for the six-month period ended June 30, 2000. Engineering, research and development costs increased as a percentage of product revenue to 27.5% of product revenues for the six-month period ended June 30, 2001, as compared to 20.3% of product revenues for the six-month period ended June 30, 2000. We continue to invest heavily in product development activities as we combine the telephony and Internet products into a seamless customer interaction management solution for our customers. As a result, engineering, research and development costs have increased a percentage of product sales.

         Selling, general and administrative. Selling, general and administrative expenses consist primarily of employee-related costs for sales, marketing, administrative, finance and human resources personnel. Also included are marketing expenditures for trade shows, advertising, other promotional expenditures, as well as depreciation and bad debt expenses. Our selling, general and administrative expenses decreased by $1,877, or 14.1%, to $11,446 in the quarter ended June 30, 2001, as compared to $13,323 in the quarter ended June 30, 2000. Selling, general and administrative costs decreased by $1,950 or 7.7%, to $23,539 for the six-month period ended June 30, 2001 from $25,489 for the six months ended June 30, 2000. We intend to continue cost cutting efforts and expense control.

         Other Income (Expense), Net. Other income (expense), net decreased by $162, or 117.4%, to a loss of $24 in the quarter ended June 30, 2001, as compared to income of $138 in the quarter ended June 30, 2000. Other income (expense), net increased to $349 for the six-month period ended June 30, 2001 from $250 for the six-month period ended June 30, 2000. This increase resulted from not having to make interest payments on debt for the period ended June 30, 2001 as we did in the comparable period.

         Income Tax Provision (Benefit). For the quarter ended June 30, 2001, we recorded a tax benefit of $502 as compared to a tax benefit of $695 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, we recorded a tax benefit of $1,798, as compared to a tax benefit $1,157 for the six months ended June 30, 2000, as a result of having a larger operating loss for the six-month period ended June 30, 2001.

Financial Condition

         Total assets at June 30, 2001, were $62,608, a decrease of $10,264 over total assets of $72,872 at December 31, 2000. This decrease was primarily due to a decrease in accounts receivable as well as a decrease in prepaid expenses and other.

         Current liabilities were $21,475 at June 30, 2001, down from $28,482 at December 31, 2000. This decrease was primarily due to payments of accounts payable and accrued liabilities.

Liquidity and Capital Resources

At June 30, 2001, we had $13,983 in cash, cash equivalents and marketable securities, compared to $14,727 as of December 31, 2000. Cash decreased due to payments of accounts payable and accrued expenses. Net cash provided by investing activities included the sale of $2,766 of marketable securities, offset by the purchase of property and equipment of $1,208. Net cash provided by financing activities of $148 was primarily due to the proceeds of the issuance of common stock through our option program and employee stock purchase plan. Our working capital was $18,537 at June 30, 2001, as compared to $21,622 at December 31, 2000, a reduction of 14.2%. We believe that existing cash and cash equivalents will be adequate to meet our cash requirements for at least the next twelve months.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. This amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

Subsequent Event

On July 8, 2001, we entered into an agreement to merge with and into a wholly-owned subsidiary of divine, Inc. ("divine"), a provider of web-based technology, professional services and managed application capabilities. Following the proposed merger, we will be a wholly-owned subsidiary of divine. Additional information about the merger is contained in Item 5 of Part II of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange

During the three and six months ended June 30, 2001 total revenues from our international operations were approximately 32.1% and 26.7%, respectively, of our total revenues for all operations.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our operations during the second quarter of 2001 was not material. During these periods, we did not actively participate in any foreign currency hedging strategies. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on our future international relations.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at June 30, 2001 was approximately 3.93% based on short-term investments. The fair value of securities held at June 30, 2001 was $4.4 million.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are, from time to time, subject to legal proceedings and claims that have arisen in the ordinary course of business. We are not currently a party to any legal proceedings that we believe are material with respect to our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Our Annual Meeting of Shareholders was held on May 22, 2001 at which time certain matters were submitted to our shareholders for a vote. Below is a brief description of each such matter as well as the outcome of each vote.

         The shareholders elected the following persons to serve a one-year term as members of the Company's Board of Directors:

                                             Shares                   Shares
                                              For                    Withheld
                                           ----------                --------
       Nominees:
       Aleksander Szlam                    19,154,367                178,001
       Andrew J. Filipowski                19,156,180                176,188
       Donald L. House                     19,175,403                156,965
       Stephen Jeffery                     19,177,697                154,671
       Jack Pellicci                       19,177,257                155,111
       James Tito                          19,155,437                176,931

         The shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended December 31, 2001.

                      Shares                 Shares                     Shares
                       For                   Against                  Abstaining
                    ----------               -------                  ----------
                    19,280,748               22,365                     29,255

Item 5.  Other Information.

         Subsequent Events:

         On July 8, 2001, we signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with divine, inc., a Delaware corporation ("divine") and DES Acquisition Company, a Delaware corporation and wholly-owned subsidiary of divine ("MergerSub"). According to the Merger Agreement, divine will acquire us effective as soon as practicable after the closing date, which has not yet been set, through our merger with and into MergerSub, with MergerSub surviving and remaining a wholly-owned subsidiary of divine. The proposed transaction remains subject to the approval of our shareholders and to the extent required, the stockholders of divine. The date of our shareholders' meeting and the divine stockholders' meeting, if required, has not yet been determined. In anticipation of the shareholders' meeting and stockholders' meeting (if required), our Board of Directors and the Board of Directors of divine intend to solicit proxies by filing a combined proxy statement/registration statement on Form S-4 with the Securities and Exchange Commission. The proposed merger is intended to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting.

         Upon consummation of the merger, and except as provided below, each of the approximately 21.9 million outstanding shares of our common stock currently outstanding will be converted into the right to receive 1.30 shares of divine class A common stock (the "Exchange Ratio"). If the average per share closing price of divine class A common stock for the ten trading days ending two trading days prior to the consummation of the merger (the "Average Market Value") is $2.82 or greater, the Exchange Ratio will be adjusted to an amount equal to $3.653 divided by the Average Market Value. If the Average Market Value is $2.39 or less, the Exchange Ratio will be adjusted to an amount equal to $3.12 divided by the greater of the Average Market Value or $1.00.

         If, pursuant to the above-described adjustments, more than approximately 28.5 million shares of divine class A common stock are to be issued to our shareholders in the merger, divine can elect to pay cash in lieu of such excess shares in an amount per share equal to the Average Market Value of divine class A common stock. However, divine has represented that it will not elect to pay cash in excess of 50% of the total consideration paid to all our shareholders.

         In addition, each outstanding option to purchase shares of our common stock that has an exercise price that, when multiplied by the Exchange Ratio, is less than or equal to the closing price of divine class A common stock on the day prior to the consummation of the merger will become exercisable at the adjusted exercise price for a number of shares of divine class A common stock equal to the number of shares of our common stock subject to the option multiplied by the Exchange Ratio. All our other stock options will be cancelled. As of July 8, 2001, there were outstanding options to purchase a total of approximately 3.7 million shares of our common stock, with exercise prices ranging from $0.43 to $20.88 per share, with a weighted average exercise price of $4.80 per share. divine has also agreed to reserve a number of options to purchase its class A common stock equal to 13% of the number of shares of divine class A common stock issued to our shareholders in the merger for future grants to our employees who become employees of divine after the merger is consummated.

         Each share of divine common stock issued pursuant to the Merger Agreement will be registered pursuant to a Form S-4 Registration Statement filed with the Securities and Exchange Commission.

         The Merger Agreement may be terminated under certain circumstances, including by eshare if at any time after the effective date of the Form S-4 Registration Statement, but prior to the date of our shareholders' meeting, the average per share closing price of divine's class A common stock for the previous ten trading days is less than $1.00. Under certain circumstances, termination of the Merger Agreement will require divine or eshare, as applicable, to pay the other party a $2,000,000 termination fee.

         The Merger Agreement contains representations, conditions, indemnifications, provisions, covenants and other provisions typical for similar transactions. The consummation of the Merger and the transactions contemplated by the Merger Agreement are subject to certain conditions, including approval by the our shareholders and the declaration of effectiveness by the Securities and Exchange Commission of the registration statement to be filed pursuant to the Securities Act of 1933, as amended, covering the shares of divine common stock being issued pursuant to the Merger.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  The following exhibits are filed with this Report:

                  Exhibit 10.1 Agreement and Plan of Merger, dated as of July 8, 2001, among divine, inc., DES Acquisition Company and eshare communications, Inc.

                  Exhibit 10.2 Voting Agreement, dated as of July 8, 2001, between divine, inc. and Szlam Partners, L.P.

                  Exhibit 10.3 Stockholder Agreement, dated as of July 8, 2001, among divine, inc., Szlam Partners, L.P. and Aleksander Szlam.

                  Exhibit 99.1   Safe-Harbor Compliance Statement

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         eshare communications, Inc.



August 14, 2001                 By  /s/ Aleksander Szlam
                                  ----------------------------------------------
                                               Aleksander Szlam
                                          Chairman of the Board and
                                           Chief Executive Officer


August 14, 2001                 By  /s/ Glen Shipley
                                  ----------------------------------------------
                                                 Glen Shipley
                                   Chief Financial and Administrative Officer